Form 10-Q
period 1996-03-31
C CUBE MICROSYSTEMS INC
filed 1996-05-10
CIK 919870

=============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                            ___________________

                                 FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996     Commission File No. 0-23596

                                    OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                            ___________________

                         C-CUBE MICROSYSTEMS INC.
          (Exact name of registrant as specified in its charter)

            Delaware                       77-0192108
(State or other jurisdiction of         (I.R.S. Employer
 incorporation of organization)        Identification No.)

                          1778 McCarthy Boulevard
                        Milpitas, California  95035
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code     (408) 944-6300

Former name, former address and former fiscal year, if changed since last
year:     N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X]  Yes         [   ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1996, 33,038,821 shares of the Registrant's Common Stock were outstanding.

=============================================================================

                         C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS


                                                                     Page
Part I.   Financial Information

Item 1.     Financial Statements:
            Condensed Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995

            Condensed Consolidated Statements of Operations
            Quarter ended March 31, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows
            Quarter ended March 31, 1996 and 1995

            Notes to Condensed Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Part II.  Other Information

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)

                                               March 31,    December 31,
                                                 1996           1995
                                               ---------     ----------
                                              (Unaudited)
                            ASSETS
Current assets:
  Cash and equivalents                          $113,935       $133,414
  Short-term investments                          38,596         10,675
  Receivables                                     37,893         24,421
  Inventories                                     11,184         11,871
  Deferred taxes and other current assets          5,452          5,882
                                                --------       --------
          Total current assets                   207,060        186,263
  Property and equipment -- net                   11,522          7,222
  Distribution rights -- net                       1,936          1,977
  Purchased technology -- net                      3,003          3,095
  Other assets                                     4,945          4,969
                                                --------       --------
          Total                                 $228,466       $203,526
                                                ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                        $    837       $  1,934
  Accounts payable                                16,950         10,704
  Accrued liabilities                             10,650         13,889
  Current portion of long-term obligations         1,011          1,159
                                                --------       --------
          Total current liabilities               29,448         27,686
  Long-term obligations                           87,903         88,010
                                                --------       --------
          Total liabilities                      117,351        115,696
                                                --------       --------
Minority interest in subsidiary                      976            295
Stockholders' equity:
  Common stock, $0.001 par value, 50,000 shares
    authorized; shares outstanding: March 31,
    1996 -- 33,004, December 31, 1995 -- 32,363   96,095         87,124
  Deferred stock compensation                       (541)          (635)
  Notes receivable from stockholders                (368)          (459)
  Accumulated translation adjustments               (941)          (860)
  Unrealized loss on investments                     (66)           (14)
  Retained earnings                               15,960          2,379
                                                --------       --------
          Total stockholders' equity             110,139         87,535
                                                --------       --------
          Total                                 $228,466       $203,526
                                                ========       ========

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                               Quarter Ended March 31,
                                               -----------------------
                                                  1996         1995
                                               ----------   ----------
Net revenues:
  Product                                       $ 67,900     $ 16,461
  Development contracts                              200          652
                                                --------     --------
     Total                                        68,100       17,113
                                                --------     --------
Costs and expenses:
  Cost of product revenues                        31,979        7,793
  Research and development                         6,850        2,746
  Selling, general and administrative              7,800        3,753
                                                --------     --------
     Total                                        46,629       14,292
                                                --------     --------
Income from operations                            21,471        2,821
Other income (expense), net                          471          477
                                                --------     --------
Income before income taxes and
    minority interest                             21,942        3,298
Income tax expense                                 7,680          104
                                                --------     --------
Income before minority interest                   14,262        3,194
Minority interest in net income of subsidiary        681           --
                                                --------     --------
Net income                                      $ 13,581     $  3,194
                                                ========     ========

Net income per share                            $   0.38     $   0.10
                                                ========     ========
Shares used in computation                        36,042       33,616
                                                ========     ========

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                               Quarter Ended March 31,
                                               -----------------------
                                                  1996         1995
                                               ----------   ----------
Cash flows from operating activities:
  Net income                                    $ 13,581     $  3,194
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Minority interest in subsidiary                 681           --
     Depreciation and amortization                 1,105          544
     Changes in assets and liabilities:
        Receivables                              (13,697)        (832)
        Inventories                                  675        1,015
        Deferred taxes and other assets              352         (202)
        Accounts payable                           6,251        2,022
        Accrued liabilities                        4,209          678
                                                --------     --------
  Net cash provided by operating activities       13,157        6,419
                                                --------     --------
Cash flows from investing activities:
  Maturities of short-term investments             6,700       12,000
  Purchases of short-term investments            (34,595)     (15,602)
  Capital expenditures                            (5,190)      (1,328)
  Other assets                                        17          109
                                                --------     --------
  Net cash used in investing activities          (33,068)      (4,821)
                                                --------     --------
Cash flows from financing activities:
  Bank term loan repayment                            --         (111)
  Notes payable to banks -- net                   (1,044)        (111)
  Repayments of capital lease obligations           (253)        (363)
  Sale of common stock, net of notes receivable    1,536          893
  Collection of stockholder notes receivable          91            5
                                                --------     --------
  Net cash provided by financing activities          330          313
                                                --------     --------
Exchange rate impact on cash and equivalents         102          (25)
                                                --------     --------
Net increase (decrease) in cash and equivalents  (19,479)       1,886
Cash and equivalents, beginning of period        133,414       13,674
                                                --------     --------
Cash and equivalents, end of period             $113,935     $ 15,560
                                                ========     ========
Supplemental schedule of noncash investing
and financing activities:
  Unrealized gain (loss) on investments         $    (52)    $     82
Supplemental disclosure of cash flow
information --
  Cash paid during the period for:
     Interest                                   $    147     $    158
     Income taxes                                  4,390          104

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

       In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, C-Cube Microsystems Inc. ("C-Cube" or the "Company") considers necessary for a fair presentation of the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the quarters ended March 31, 1996 and 1995. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

       The growth in revenues and operating income experienced by the Company in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, C-Cube believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

2.   Inventories consist of:

                                  March 31,    December 31,
                                    1996           1995
                                  ---------     ----------
                                      (in thousands)
             Finished goods        $ 6,062        $ 7,572
             Work-in-process         1,255          1,667
             Raw materials           3,867          2,632
                                   -------        -------
                       Total       $11,184        $11,871
                                   =======        =======

3.   Supplemental stock option plan

       In the first quarter of 1996 the Board of Directors approved a supplemental stock option plan which authorizes the issuance of up to 800,000 shares of common stock pursuant to exercises of nonstatutory stock options granted to employees (excluding officers and directors) and consultants under such plan.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report.

QUARTER ENDED MARCH 31, 1996

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended March 31, 1996 and 1995:

                                       Quarter Ended March 31,
                                       -----------------------
                                          1996         1995
                                       ----------   ----------
        Net revenues:
          Product                         99.7%        96.2%
          Development contracts            0.3          3.8
                                         -----        -----
                  Total                  100.0        100.0
        Costs and expenses:
          Cost of product revenues        47.0         45.5
          Research and development        10.1         16.0
          Selling, general and
               administrative             11.5         21.9
                                         -----        -----
                   Total                  68.5         83.5
                                         -----        -----
        Income from operations            31.5         16.5
        Interest income (expense), net     0.7          2.8
                                         -----        -----
        Income before income taxes
               and minority interest      32.2         19.3
        Income tax expense                11.3          0.6
                                         -----        -----
        Income before minority interest   20.9         18.7
        Minority interest                  1.0           --
                                         -----        -----
        Net income                        19.9%        18.7%
                                         =====        =====

   The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, supply constraints for other components incorporated into its customers' products, currency fluctuations, and the level of expenditures in manufacturing, research and development, and sales, general and administrative functions.

   In addition, C-Cube's operating results are subject to fluctuation in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage creating uncertainty with respect to product volume and timing. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be cancelled due to changes in demand in the markets for its customers' products. Historically, the Company has generally recognized a substantial portion of its product revenues in the last month of a given quarter. A significant portion of the Company's expenses is relatively fixed, and the timing of increases in expenses is based in large part on C-Cube's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   The growth in revenues and operating income experienced by C-Cube in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Due to the Company's dependence on the consumer electronics and home computer markets, the substantial seasonality of sales in such markets could impact the Company's revenues and net income, with the highest levels experienced in the third and fourth calendar quarters as system manufacturers make purchases in preparation for the holiday season, and relatively less strong demand in the first and second calendar quarters. The Company's significant growth in prior periods makes it impossible to assess the effect of any such seasonal trends on the Company's operating results. There can be no assurance, however, that the Company's operating results will not exhibit such seasonal characteristics in the future.

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

   The Company has recently experienced a period of significant growth, which has placed, and could continue to place, a significant strain on C-Cube's limited personnel and other resources. The Company's ability to manage any further growth, should it occur, would require significant expansion of its research and development and marketing and sales capabilities and personnel. In particular, the Company is in the process of expanding its sales and marketing organization to increase coverage of the United States and the Asia-Pacific region. There can be no assurance that the Company will be able to find qualified personnel to fill such sales and marketing positions or be able to successfully manage a broader sales and marketing organization. In addition, the sale and distribution of products to numerous large system manufacturers in diverse markets and the requirements of such manufacturers for design support would also place substantial demands on C-Cube's research and development and sales functions. The Company's ability to manage any further growth, should it occur, would depend upon its ability to manage and potentially expand its foundry relationships. The failure of C-Cube's management to effectively expand or manage these functions consistent with any growth which may occur could have a material adverse effect on the Company's business and results of operations.

   NET REVENUES

   Product revenues in the first quarter of 1996 were $67.9 million, an increase of 312% from the corresponding quarter a year ago. The increase in product revenues was primarily due to significantly increased volume of shipments for the CL480 MPEG 1 system decoder product, the CL9100 MPEG 2 video decoder product, the CL9110 MPEG 2 transport demultiplexer product, and the MPEG 2 encoder family of products. In addition, the CL484VCD advanced MPEG 1 system decoder was introduced and began significant volume shipments in the first quarter of 1996.

   The Company's revenues from development contracts decreased to $0.2 million in the first quarter of 1996 from $0.7 million in the first quarter of 1995.

   During the first quarter of 1996, three divisions of Samsung collectively accounted for 22% of net revenues and sales to Kanematsu Semiconductor Corporation, a distributor selling to seventeen customers, accounted for 12% of the Company's net revenues. During the same period last year, Scientific Atlanta Inc. accounted for 10% of net revenues. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future. The loss of any of such customers could have a material adverse effect on the Company's business and results of operations.

   International revenues accounted for 76% of net revenues for the first quarter, compared to 39% for the same period last year. The significant increase in international sales is primarily due to volume shipments of the CL480 and CL484 MPEG 1 system decoders in Asia for video CD players in the consumer market, the CL9100 MPEG 2 video decoder product and the CL9110 MPEG 2 transport demultiplexer product primarily for international deployments of direct broadcast satellite. The Company expects that international revenues will continue to represent a significant portion of net revenues. C-Cube's international sales and manufacturing are subject to changes in foreign political and economic conditions and to other risks including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG 1 system decoders, such as Video CD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers.

   PRODUCT GROSS MARGIN

   The following table sets forth the components of product gross margin for the quarters ended March 31, 1996 and 1995:

                                       Quarter Ended March 31,
                                       -----------------------
                                          1996         1995
                                       ----------   ----------
       Product gross margin:
         Net product revenues            $67,900      $16,461
         Cost of product revenues         31,979        7,793
                                         -------      -------
         Product gross margin            $35,921      $ 8,668
                                         =======      =======
         Product gross margin percentage   52.9%        52.7%
                                         =======      =======

   C-Cube's product gross margin percentage increased to 52.9% in the first quarter of 1996 from 52.7% in the prior year quarter primarily due to improved manufacturing yields over the same period, partially offset by a shift in product mix to the lower margin decoder products.

   The Company anticipates that its product gross margin percentage may decrease due to competitive pricing pressure and the increasing demand for volume shipments of the CL480 product, a relatively lower margin product.

   The markets into which C-Cube sells its products are characterized by extreme price competition, and the Company expects the average selling prices of its products and the gross margin for such products will decrease over the life of each product. In order to partially offset declines in the selling price of its products, C-Cube will need to reduce the cost of its products by implementing cost reduction design changes, obtaining costs reductions as and if volumes increase and successfully managing manufacturing and subcontracting relationships. Since the Company does not operate its own manufacturing facilities and must make long-term binding commitments to purchase products, it may not be able to reduce its costs as rapidly as companies that operate their own manufacturing facilities. The failure of the Company to design and introduce lower cost versions of the Company's products in a timely manner or to successfully manage its manufacturing relationships would have a material adverse effect on C-Cube's business and results of operations.

   RESEARCH AND DEVELOPMENT EXPENSES

   In the first quarter of 1996, research and development expenses, which include development costs associated with customer development contracts, were $6.9 million, or 10% of net revenues, as compared to $2.7 million, or 16% of net revenues, in the comparable prior-year period. The decrease in research and development expenses as a percent of net revenues is primarily due to the significant increase in net revenues over the same period. The increase in research and development spending from the prior-year quarter reflects an increase in employee-related costs as well as the Company's continuing efforts to develop and bring to market innovative and cost-effective digital video solutions. The Company expects that absolute levels of research and development expenses will continue to increase in future periods.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $7.8 million, or 11% of net revenues, in the first quarter of 1996, as compared to $3.8 million, or 22% of net revenues, for the same quarter last year. The decrease in selling, general and administrative expenses as a percent of net revenues is primarily due to the significant increase in net revenues over the same period. The increase in spending was primarily due to increased headcount and related expenses and increased commissions on higher sales levels. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.

   INTEREST INCOME (EXPENSE)

   Interest income, net of interest expense decreased to $471,000 for the first quarter of 1996 from $477,000 for the first quarter of 1995 primarily due to interest accrued for the Company's convertible subordinated notes which were issued in the fourth quarter of 1995. The decline was partially offset by the increased interest income from the proceeds of a sale of convertible subordinated notes in November 1995. See "Liquidity and Capital Resources."

   INCOME TAX EXPENSE

   The Company's effective tax rate for the first quarter of 1996 was 35% before consideration of minority interest. The Company's effective tax rate increased from that of 1995 as the benefits from operating loss carryforwards were fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1995, the Company completed a public debt offering of $86,250,000 aggregate principal amount of convertible subordinated notes due 2005.

   Cash, cash equivalents and short-term investments were $152.5 million at March 31, 1996 as compared to $144.1 million at the end of 1995. Working capital increased to $177.6 million at March 31, 1996 from $158.6 million at the end of 1995.

   The Company's operating activities provided cash of $13.2 million in the first quarter of 1996 primarily from net income and higher accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. The increase in receivables from December 31, 1995 reflects an increase in the volume of sales of the Company's key products. The increase in accounts payable is primarily due to a significant increase in production activities near the end of the first quarter.

   C-Cube's investing activities, exclusive of the maturities and purchases of short-term investments of $6.7 million and $34.6 million, respectively, used cash of $5.2 million, primarily for capital expenditures.

   Cash provided by financing activities was $0.3 million, consisting of proceeds from sales of stock pursuant to employee stock plans partially offset by payments of debt.

   C-Cube had an aggregate outstanding balance of $1.3 million under capital lease lines at March 31, 1996. The Company's 65%-owned subsidiary, KCC, has yen denominated credit lines with a group of Japanese banks, the outstanding balance of which was $0.8 million at March 31, 1996.

   In January 1996, the Company increased its available bank line of credit from $8.5 million to $20 million. The line of credit expires August 1, 1996. The line is collateralized by the Company's receivables, inventory and fixed assets. The line of credit agreement requires the Company, among other things, to maintain a tangible net worth of $162,720,000, 80% of its tangible consolidated assets within the U.S. parent company, quarterly net income (no more than one quarterly loss per fiscal year), a quick ratio of
1.75 to 1, and a maximum debt to tangible net worth (as defined) ratio of
0.75 to 1. In addition, this agreement prohibits the payment of cash dividends. Borrowings bear interest at the bank's prime rate. At
March 31, 1996, the Company was in compliance with these covenants, and there were no borrowings under this line.

   Based on current plans and business conditions, C-Cube expects that its cash equivalents and short-term investments together with any amounts generated from operations and available borrowings, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. In addition, the Company has considered and will continue to consider various possible transactions to secure additional foundry capacity, which could include, without limitation, equity investments in, prepayments to, deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods or joint ventures or other partnership relationships with foundries.

                         C-CUBE MICROSYSTEMS INC.
                        PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

           From time to time the Company is party to certain litigation or legal claims. Management has reviewed all pending legal matters and believes that the resolution of such will not have a significant adverse effect on the Company's financial position or results of operations.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit
           Number             Description
           -------           -------------

           10.30   Supplemental Stock Option Plan.
           10.31 Amendment to Revolving Credit Loan Agreement dated January 3, 1996.
           11.1    Statement regarding computation of net income per share.
           27.1    Financial Data Schedule.

      (b)  Reports on Form 8-K

           None.

                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                          (Registrant)


Dated:  May 10, 1996                By:   /s/  James G. Burke
       --------------                    ---------------------
                                            James G. Burke
                                    Vice President of Finance and
                               Administration, Chief Financial Officer
                                            and Secretary

                               EXHIBIT INDEX



           Exhibit
           Number             Description
           -------           -------------

           10.30   Supplemental Stock Option Plan.
           10.31 Amendment to Revolving Credit Loan Agreement dated January 3, 1996.
           11.1    Statement regarding computation of net income per share.
           27.1    Financial Data Schedule.