Form 10-Q
period 1996-06-30
C CUBE MICROSYSTEMS INC
filed 1996-07-26
CIK 919870

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

For the Quarterly Period Ended June 30, 1996     Commission File No. 0-23596

                                     OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to

                             ___________________

                          C-CUBE MICROSYSTEMS INC.
           (Exact name of registrant as specified in its charter)

            Delaware                       77-0192108
(State or other jurisdiction of         (I.R.S. Employer
 incorporation of organization)       Identification No.)

                    1778 McCarthy Boulevard
                  Milpitas, California  95035
     (Address and zip code of principal executive offices)

Registrant's telephone number, including area code:    (408) 944-6300

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

As of June 30, 1996, 33,155,775 shares of the Registrant's Common Stock were outstanding.

=============================================================================

                          C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS


                                                           Page
Part I.   Financial Information

Item 1.     Financial Statements:
            Condensed Consolidated Balance Sheets
            June 30, 1996 and December 31, 1995

            Condensed Consolidated Statements of Operations
            Quarter and six months ended June 30, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 1996 and 1995

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Signatures

                       PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                          C-CUBE MICROSYSTEMS INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except par value amounts)

                                                June 30,     December 31,
                                                  1996           1995
                                               ---------      ----------
                                              (Unaudited)
                            ASSETS
Current assets:
  Cash and equivalents                          $107,115       $133,414
  Short-term investments                          35,003         10,675
  Receivables                                     35,940         24,421
  Inventories                                     23,249         11,871
  Deferred taxes and other current assets         13,030          5,882
                                                --------       --------
          Total current assets                   214,337        186,263
  Property and equipment - net                    14,553          7,222
  Production capacity rights                      47,600             --
  Distribution rights -- net                       1,895          1,977
  Purchased technology -- net                      2,839          3,095
  Other assets                                     4,442          4,969
                                                --------       --------
          Total                                 $285,666       $203,526
                                                ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $ 24,500       $  1,934
  Accounts payable                                26,558         10,704
  Accrued liabilities                              8,049          8,240
  Income taxes payable                            10,541          5,649
  Current portion of long-term obligations           969          1,159
                                                --------       --------
          Total current liabilities               70,617         27,686
  Long-term obligations                           87,816         88,010
                                                --------       --------
          Total liabilities                      158,433        115,696
                                                --------       --------
Minority interest in subsidiary                      976            295
Stockholders' equity:
  Common stock, $0.001 par value, 50,000 shares
    authorized; shares outstanding: June 30,
    1996 -- 33,156, December 31, 1995 -- 32,363   98,391         87,124
  Deferred stock compensation                       (448)          (635)
  Notes receivable from stockholders                (368)          (459)
  Accumulated translation adjustments             (1,050)          (860)
  Unrealized loss on investments                     (74)           (14)
  Retained earnings                               29,806          2,379
                                                --------       --------
          Total stockholders' equity             126,257         87,535
                                                --------       --------
          Total                                 $285,666       $203,526
                                                ========       ========

          See notes to condensed consolidated financial statements.

                          C-CUBE MICROSYSTEMS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                 (Unaudited)

                                   Quarter Ended        Six Months Ended
                                      June 30,              June 30,
                                   --------------        ---------------
                                   1996      1995        1996       1995
                                   ----      ----        ----       ----
Net revenues:
  Product                        $72,958   $21,054     $140,858   $37,515
  Development contracts               --       560          200     1,212
                                 -------   -------     --------   -------
     Total                        72,958    21,614      141,058    38,727
                                 -------   -------     --------   -------
Costs and expenses:
  Cost of product revenues        33,561    10,480       65,540    18,273
  Research and development         9,363     3,007       16,213     5,753
  Selling, general and
    administrative                 8,294     4,235       16,094     7,988
                                 -------   -------     --------   -------
     Total                        51,218    17,722       97,847    32,014
                                 -------   -------     --------   -------
Income from operations            21,740     3,892       43,211     6,713
Other income (expense), net          237       528          708     1,005
                                 -------   -------     --------   -------
Income before income taxes and
    minority interest             21,977     4,420       43,919     7,718
Income tax expense                 8,131       285       15,811       389
                                 -------   -------     --------   -------
Income before minority interest   13,846     4,135       28,108     7,329
Minority interest in net income
    of subsidiary                     --        --          681        --
                                 -------   -------     --------   -------
Net income                       $13,846   $ 4,135     $ 27,427   $ 7,329
                                 =======   =======     ========   =======
Net income per share             $  0.39   $  0.12     $   0.76   $  0.21
                                 =======   =======     ========   =======
Shares used in computation        35,697    34,332       35,869    34,176
                                 =======   =======     ========   =======

          See notes to condensed consolidated financial statements.

                          C-CUBE MICROSYSTEMS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
Cash flows from operating activities:
  Net income                                          $ 27,427      $  7,329
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Minority interest in subsidiary                       681            --
     Depreciation and amortization                       2,803         1,340
     Changes in assets and liabilities:
        Receivables                                    (11,947)       (2,686)
        Inventories                                    (11,407)       (1,437)
        Production capacity rights                     (24,500)           --
        Deferred taxes and other assets                 (5,903)         (628)
        Accounts payable                                15,860         3,176
        Accrued liabilities                              9,054         1,081
        Income taxes payable                             4,892           337
                                                      --------      --------
  Net cash provided by operating activities              6,960         8,512
                                                      --------      --------
Cash flows from investing activities:
  Maturities of short-term investments                  24,301        28,900
  Purchases of short-term investments                  (48,297)      (19,613)
  Capital expenditures                                  (9,868)       (2,615)
  Other assets                                             519           188
                                                      --------      --------
  Net cash provided by (used in) investing             (33,345)        6,860
                                                      --------      --------
Cash flows from financing activities:
  Bank term loan repayment                                  --          (194)
  Notes payable to banks - net                          (1,879)          116
  Repayments of capital lease obligations                 (381)         (670)
  Sale of common stock, net of notes receivable          2,047         1,070
  Collection of stockholder notes receivable                91            38
                                                      --------      --------
  Net cash provided by (used in) financing activities     (122)          360
                                                      --------      --------
Exchange rate impact on cash and equivalents               208          (137)
                                                      --------      --------
Net increase (decrease) in cash and equivalents        (26,299)       15,595
Cash and equivalents, beginning of period              133,414        13,674
                                                      --------      --------
Cash and equivalents, end of period                   $107,115      $ 29,269
                                                      ========      ========
Supplemental schedule of noncash investing
and financing activities:
  Unrealized gain (loss) on investments                    (60)          117
  Purchase of production capacity rights for
    note payable                                       (24,500)           --
Supplemental disclosure of cash flow
information --
  Cash paid during the period for:
     Interest                                            2,997           285
     Income taxes                                        6,924            56

          See notes to condensed consolidated financial statements.

                          C-CUBE MICROSYSTEMS INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of presentation

       In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, C-Cube Microsystems Inc. ("C-Cube" or the "Company") considers necessary for a fair presentation of the Company's financial position as of June 30, 1996, and the results of operations and cash flows for the quarters and six months ended June 30, 1996 and 1995. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

       The growth in revenues and operating income experienced by the Company in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, C-Cube believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

2.   Inventories consist of:

                              June 30,    December 31,
                                1996          1995
                               ------        ------
                                  (in thousands)
             Finished goods    $17,260       $ 7,572
             Work-in-process     3,764         1,667
             Raw materials       2,225         2,632
                               -------       -------
                       Total   $23,249       $11,871
                               =======       =======

3.   Wafer supply agreement

       In the second quarter of 1996 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Corporation ("TSMC") to provide additional wafer production capacity over the 1996 to 2001 timeframe. The agreement with TSMC requires C-Cube to make two advance payments totaling $49 million. The first advance payment of $24.5 million was made in June 1996, and the final payment is due June 1997, which is secured by a promissory note. At June 30, 1996, $1.4 million of the $49 million production capacity rights is included in deferred taxes and other current assets.

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

QUARTER ENDED JUNE 30, 1996

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended June 30, 1996 and 1995:

                                        Quarter Ended June 30,
                                        ----------------------
                                           1996        1995
                                        ----------  ----------
        Net revenues:
          Product                         100.0%       97.4%
          Development contracts             0.0         2.6
                                          -----       -----
                  Total                   100.0       100.0
        Costs and expenses:
          Cost of product revenues         46.0        48.5
          Research and development         12.8        13.9
          Selling, general and
               administrative              11.4        19.6
                                          -----       -----
                  Total                    70.2        82.0
                                          -----       -----
        Income from operations             29.8        18.0
        Interest income (expense), net      0.3         2.4
                                          -----       -----
        Income before income taxes
               and minority interest       30.1        20.4
        Income tax expense                 11.1         1.3
                                          -----       -----
        Income before minority interest    19.0        19.1
        Minority interest                    --          --
                                          -----       -----
        Net income                         19.0%       19.1%
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

   In addition, C-Cube's operating results are subject to fluctuation in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be cancelled due to changes in demand in the markets for its customers' products. Historically, the Company has generally recognized a substantial portion of its product revenues in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   The growth in revenues and operating income experienced by C-Cube in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Due to the Company's dependence on the consumer electronics and home computer markets, the substantial seasonality of sales in such markets could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which would indicate relatively lower product demand in the second and third quarters. If the future geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these areas make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters. The Company's significant growth in prior periods makes it impossible to assess the effect of any such seasonal trends on the Company's operating results. There can be no assurance, however, that the Company's operating results will not exhibit such seasonal characteristics.

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

   The market price of C-Cube's Common Stock has fluctuated significantly since the initial public offering in April 1994. The market price of the Common Stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor industry and conditions in the financial markets. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. Many technology companies, including C-Cube, have recently experienced historic highs in the market price of their equity securities. The market price of C-Cube's Common Stock recently has declined substantially from such historic highs, and may continue to experience significant fluctuations in the future.

   NET REVENUES

   Product revenues in the second quarter of 1996 were $73.0 million, an increase of 247% from the corresponding quarter a year ago. The increase in product revenues was primarily due to significantly increased volume of shipments for the CL480 MPEG 1 system decoder product, the CL9100 MPEG 2 video decoder product, the MPEG 2 encoder family of products, and the CL9110 MPEG 2 transport demultiplexer product. In addition, the CL484VCD advanced MPEG 1 system decoder was introduced and began significant volume shipments in the first quarter of 1996. The increase in product revenues noted above were partially offset by a decline in the CL450 MPEG 1 video decoder product shipments.

   The Company had no revenues from development contracts in the second quarter of 1996 as compared to $0.6 million in the second quarter of 1995.

   During the second quarter of 1996, Samsung accounted for 17% of net revenues, and sales to Kanematsu Semiconductor Corporation, a distributor selling to seventeen customers, accounted for 14% of the Company's net revenues. During the same period last year, no individual customer represented 10% or more of net revenues. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future. The loss of any of such customers could have a material adverse effect on the Company's business and results of operations.

   International revenues accounted for 82% of net revenues for the second quarter, compared to 47% for the same period last year. The significant increase in international sales is primarily due to volume shipments of the CL480 and CL484 MPEG 1 system decoders in Asia for video CD players in the consumer market and the CL9100 MPEG 2 video decoder product and the CL9110 MPEG 2 transport demultiplexer product primarily for international deployments of direct broadcast satellite. The Company expects that international revenues will continue to represent a significant portion of net revenues. C-Cube's international sales and manufacturing are subject to changes in foreign political and economic conditions and to other risks including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG 1 system decoders, such as Video CD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers.

   PRODUCT GROSS MARGIN

   The following table sets forth the components of product gross margin for the quarters ended June 30, 1996 and 1995:

                                       Quarter Ended June 30,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
                                           (in thousands)
       Product gross margin:
         Net product revenues            $72,958     $21,054
         Cost of product revenues         33,561      10,480
                                         -------     -------
         Product gross margin            $39,397     $10,574
                                         =======     =======
         Product gross margin percentage   54.0%       50.2%
                                         =======     =======

   C-Cube's product gross margin percentage increased to 54.0% in the second quarter of 1996 from 50.2% in the prior year quarter primarily due to cost reductions over the same period, partially offset by a decline in the average selling prices of several of the Company's products, an increased provision for inventory reserves and a shift in product mix to the lower margin decoder products.

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

   RESEARCH AND DEVELOPMENT EXPENSES

   In the second quarter of 1996, research and development expenses were $9.4 million, or 13% of net revenues, as compared to $3.0 million, or 14% of net revenues, in the comparable prior year period. The decrease in research and development expenses as a percent of net revenues is primarily due to the significant increase in net revenues over the same period. The increase in research and development spending from the prior year quarter reflects an increase in employee-related costs as well as the Company's continuing efforts to develop and bring to market innovative and cost-effective digital video solutions. The Company expects that absolute levels of research and development expenses will continue to increase in future periods.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $8.3 million, or 11% of net revenues, in the second quarter of 1996, as compared to $4.2 million, or 20% of net revenues, for the same quarter last year. The decrease in selling, general and administrative expenses as a percent of net revenues is primarily due to the significant increase in net revenues over the same period. The increase in spending was primarily due to increased headcount and related expenses and increased commissions on higher sales levels. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.

   INTEREST INCOME (EXPENSE)

   Interest income, net of interest expense decreased to $2.4 million for the second quarter of 1996 from $5.3 million for the second quarter of 1995 primarily due to interest expense accrued for the Company's convertible subordinated notes which were issued in the fourth quarter of 1995. The decline was partially offset by the increased interest income from the proceeds of a sale of convertible subordinated notes in November 1995. See "Liquidity and Capital Resources."

   INCOME TAX EXPENSE

   The Company's effective tax rate for the second quarter of 1996 was 37%. The Company's effective tax rate increased from that of 1995 as the benefits from operating loss carryforwards were fully utilized.


SIX MONTHS ENDED JUNE 30, 1996

   The following table sets forth certain operating data as a percentage of net revenues for the six months ended June 30, 1996 and 1995:

                                       Six Months Ended June 30,
                                        ----------------------
                                           1996        1995
                                        ----------  ----------
        Net revenues:
          Product                          99.9%       96.9%
          Development contracts             0.1         3.1
                                          -----       -----
                  Total                   100.0       100.0
        Costs and expenses:
          Cost of product revenues         46.5        47.2
          Research and development         11.5        14.9
          Selling, general and
               administrative              11.4        20.6
                                          -----       -----
                  Total                    69.4        82.7
                                          -----       -----
        Income from operations             30.6        17.3
        Interest income (expense), net      0.5         2.6
                                          -----       -----
        Income before income taxes
               and minority interest       31.1        19.9
        Income tax expense                 11.2         1.0
                                          -----       -----
        Income before minority interest    19.9        18.9
        Minority interest                   0.5          --
                                          -----       -----
        Net income                         19.4%       18.9%
                                          =====       =====

   NET REVENUES

   Product revenues for the first half of 1996 were $140.9 million, a 275% increase from $37.5 million in product revenues during the corresponding period in 1995. The increase in product revenues was primarily due to significantly increased volume of shipments for the CL480 MPEG 1 system decoder product, the CL9100 MPEG 2 video decoder product, the MPEG 2 encoder family of products, and the CL9110 MPEG 2 transport demultiplexer product. In addition, the CL484VCD advanced MPEG 1 system decoder was introduced and began significant volume shipments in the first quarter of 1996. The increase in product revenues noted above were partially offset by a decline in the CL450 MPEG 1 video decoder product shipments.

   The Company's revenues from development contracts decreased to $0.2 million in the first half of 1996 from $1.2 million in the first half of 1995.

   PRODUCT GROSS MARGIN

                                       Six Months Ended June 30,
                                        ----------------------
                                           1996        1995
                                        ----------  ----------
                                            (in thousands)
       Product gross margin:
         Net product revenues            $140,858     $37,515
         Cost of product revenues          65,540      18,273
                                         --------     -------
         Product gross margin            $ 75,318     $19,242
                                         ========     =======
         Product gross margin percentage    53.5%       51.3%
                                         ========     =======

   C-Cube's product gross margin percentage increased to 53.5% in the first half of 1995 from 51.3% in the prior year period primarily due to cost reductions over the same period, partially offset by a decline in the average selling prices of several of the Company's products, an increased provision for inventory reserves and a shift in product mix to the lower margin decoder products.

   RESEARCH AND DEVELOPMENT EXPENSES

   In the first half of 1996, research and development expenses, which include development costs associated with customer development contracts, were $16.2 million or 11% of net revenues, as compared to $5.8 million, or 15% of net revenues, in the comparable prior year period. The increase in research and development expenses from the prior year period reflects an increase in employee-related costs as well as an increase in product start-up costs.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $16.1 million, or 11% of net revenues in the first half of 1996, as compared to $8.0 million, or 21% of net revenues for the same period last year. The increase was primarily due to increased commissions on higher sales levels as well as increased headcount and related expenses, partially offset by a lower provision for doubtful accounts.

   INTEREST INCOME (EXPENSE)

   Interest income net of interest expense decreased to $0.7 million for the first half of 1996 from $1.0 million for the first half of 1995 primarily due to interest expense accrued for the Company's convertible subordinated notes which were issued in the fourth quarter of 1995. The decline was partially offset by the increased interest income from the proceeds of a sale of convertible subordinated notes in November 1995. See "Liquidity and Capital Resources."

   INCOME TAX EXPENSE

   The Company's effective tax rate for the first half of 1996 was 36%. The Company's effective tax rate increased from that of 1995 as the benefits from operating loss carryforwards were fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1995, the Company completed a public debt offering of $86,250,000 aggregate principal amount of convertible subordinated notes due 2005.

   Cash, cash equivalents and short-term investments were $142.1 million at June 30, 1996 as compared to $144.1 million at the end of 1995. Working capital decreased to $143.7 million at June 31, 1996 from $158.6 million at the end of 1995.

   The Company's operating activities provided cash of $7.0 million in the first half of 1996 primarily from net income and higher accounts payable, accrued liabilities and income taxes payable, partially offset by an advance payment for wafer production capacity and an increase in accounts receivable, inventory, deferred taxes and other assets. The increase in receivables from December 31, 1995 reflects an increase in the volume of sales of the Company's key products. The increase in accounts payable is primarily due to a significant increase in production activities near the end of the second quarter.

   C-Cube's investing activities, exclusive of the maturities and purchases of short-term investments of $24.3 million and $48.3 million, respectively, used cash of $9.3 million, primarily for capital expenditures.

   Cash used in financing activities was $0.1 million, consisting of payments of debt partially offset by proceeds from sales of stock pursuant to employee stock plans.

   C-Cube had an aggregate outstanding balance of $1.2 million under capital lease lines at June 30, 1996. The Company's 65%-owned subsidiary, KCC, has yen denominated credit lines with a group of Japanese banks. At June 30, 1996 there were no borrowings under this line.

   In January 1996, the Company increased its available bank line of credit from $8.5 million to $20 million. The line of credit expires November 1, 1996. The line is collateralized by the Company's receivables, inventory and fixed assets. The line of credit agreement requires the Company, among other things, to maintain a tangible net worth (as defined) of $140 million, 80% of its tangible consolidated assets within the U.S. parent company, quarterly net income (no more than one quarterly loss per fiscal year), a quick ratio of 1.75 to 1, and a maximum debt to tangible net worth (as defined) ratio of
0.75 to 1. In addition, this agreement prohibits the payment of cash dividends. Borrowings bear interest at the bank's prime rate. At
June 30, 1996, the Company was in compliance with these covenants, and there were no borrowings under this line.

   In the second quarter the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Corporation ("TSMC") to provide additional wafer production capacity over the 1996 to 2001 timeframe. The agreement with TSMC requires C-Cube to make two advance payments totaling $49 million. The first advance payment of $24.5 million was made in June
1996, and the final payment is due June 1997, which is secured by a promissory note. At June 30, 1996, $1.4 million of the $49 million production capacity rights is included in deferred taxes and other current assets.

   In the second quarter the Company signed a definitive merger agreement with DiviCom Inc. whereby C-Cube will acquire all of the outstanding shares of DiviCom that it does not already own. In this transaction, C-Cube will acquire DiviCom for $70 million in cash and approximately 2.6 million shares of C-Cube stock. Based on preliminary valuation, C-Cube anticipates taking a write-off of approximately $150 million for in-process R&D upon closing of the transaction.

   Based on current plans and business conditions, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and available borrowings, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. In addition, the Company has considered and will continue to consider various possible transactions to secure additional foundry capacity, which could include, without limitation, equity investments in, prepayments to, deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods or joint ventures or other partnership relationships with foundries.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on April 18, 1996. At the meeting, the following actions were taken:

                                                          Number of Common Shares Voted
                                                          -----------------------------
                                                                              Votes        Broker
                Proposal                            For         Against      Withheld     Non-Votes
                --------                            ---         -------      --------     ---------
       1)  Election of Directors

           Donald T. Valentine                   29,021,298            --      66,745            --
           Alexandre A. Balkanski, Ph.D.         29,019,843            --      68,200            --
           Gregorio Reyes                        29,029,258            --      58,785            --

       2)  Amendment to Company's Restated
           Certificate of Incorporation.         23,361,232     5,130,048     596,763            --

       3)  Amendment to Company's 1994
           Employee Stock Plan.                  15,769,165     5,993,001     617,092     6,708,785

       4)  Amendment to Company's 1994 Outside
           Directors Stock Option Plan.          16,798,863     5,179,941     686,884     6,422,355

       5)  Amendment to Company's 1994
           Employee Stock Purchase Plan.         19,367,928     2,673,343     624,417     6,422,355

       6)  Ratification of Deloitte & Touche LLP
           as Independent Accountants.           28,431,486        62,212     594,345            --

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number             Description
         -------           -------------

         10.32 Option Agreement dated May 18, 1996 with Taiwan Semiconductor Manufacturing Co., Ltd.*
         11.1   Statement regarding computation of net income per share.
         27.1   Financial Data Schedule.

         (b)  Reports on Form 8-K

              A report on Form 8-K filed on June 14, 1996 reporting under
              Item 5 an announcement that the Company had entered into a definitive merger agreement with DiviCom Inc. ("DiviCom") whereby the registrant will acquire all of the outstanding shares of DiviCom that it does not already own and DiviCom will become a wholly owned subsidiary of the registrant.


         * To be filed by amendment. Confidential treatment will be requested as to certain portions of this exhibit.

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                          (Registrant)


Dated:  July 26, 1996               By:   /s/  James G. Burke
       ---------------                   ---------------------
                                            James G. Burke
                                    Vice President of Finance and
                               Administration, Chief Financial Officer
                                            and Secretary

                               EXHIBIT INDEX



          Exhibit
          Number             Description
          -------           -------------

          10.32 Option Agreement dated May 18, 1996 with Taiwan Semiconductor Manufacturing Co., Ltd.*
          11.1   Statement regarding computation of net income per share.
          27.1   Financial Data Schedule.



          * To be filed by amendment. Confidential treatment will be requested as to certain portions of this exhibit.