Form 10-Q/A
period 1996-06-30
C CUBE MICROSYSTEMS INC
filed 1996-08-09
CIK 919870

=============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                             ___________________

                                FORM 10-Q/A-1

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
                               =======       =======

3.   Wafer supply agreement

       In the second quarter of 1996 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity over the 1996 to 2001 timeframe. The agreement with TSMC provides that TSMC will produce and ship wafers to C-Cube at specified prices and requires C-Cube to make two advance payments totaling $49 million. TSMC will apply this prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount will be amortized to inventory as wafers are received. The first advance payment of $24.5 million was made in June 1996, and the final payment is due June 1997, which is evidenced by an unsecured promissory note. At June 30, 1996, $1.4 million of the $49 million production capacity rights is included in deferred taxes and other current assets.

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

   INTEREST INCOME (EXPENSE)

   Interest income, net of interest expense decreased to $0.2 million for the second quarter of 1996 from $0.5 million for the second quarter of 1995 primarily due to interest expense accrued for the Company's convertible subordinated notes which were issued in the fourth quarter of 1995. The decline was partially offset by the increased interest income from the proceeds of a sale of convertible subordinated notes in November 1995. See "Liquidity and Capital Resources."

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

   In the second quarter of 1996 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity over the 1996 to 2001 timeframe. The agreement with TSMC provides that TSMC will produce and ship wafers to C-Cube at specified prices and requires C-Cube to make two advance payments totaling $49 million. TSMC will apply this prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount will be amortized to inventory as wafers are received. The first advance payment of $24.5 million was made in June 1996, and the final payment is due June 1997, which is evidenced by an unsecured promissory note. At June 30, 1996, $1.4 million of the $49 million production capacity rights is included in deferred taxes and other current assets.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number             Description
         -------           -------------

         10.32 Option Agreement dated May 18, 1996 with Taiwan Semiconductor Manufacturing Co., Ltd. (1)
         11.1   Statement regarding computation of net income per share. (2)
         27.1   Financial Data Schedule. (2)

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


         (1) Confidential treatment was requested on August 8, 1996 as to the redacted portions of this Exhibit.

         (2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed July 26, 1996 (File No. 0-23596)

                                 Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                          (Registrant)


Dated:  August 9, 1996              By:   /s/  James G. Burke
       ----------------                  ---------------------
                                            James G. Burke
                                    Vice President of Finance and
                               Administration, Chief Financial Officer
                                            and Secretary

                               EXHIBIT INDEX



          Exhibit
          Number             Description
          -------           -------------

          10.32 Option Agreement dated May 18, 1996 with Taiwan Semiconductor Manufacturing Co., Ltd. (1)
          11.1   Statement regarding computation of net income per share. (2)
          27.1   Financial Data Schedule. (2)




        (1) Confidential treatment was requested on August 8, 1996 as to the redacted portions of this Exhibit.

        (2) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed July 26, 1996 (File No. 0-23596)