Form 10-Q
period 1996-09-30
C CUBE MICROSYSTEMS INC
filed 1996-11-13
CIK 919870

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

For  the Quarterly Period Ended September 30, 1996  Commission File No. 0-23596

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
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

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

As of October 31, 1996, 35,734,652 shares of the Registrant's Common Stock were outstanding.

=============================================================================

                         C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS



Part I.   Financial Information

Item 1.     Financial Statements:
            Condensed Consolidated Balance Sheets
            September 30, 1996 and December 31, 1995

            Condensed Consolidated Statements of Operations
            Quarter and nine months ended September 30, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1996 and 1995

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)

                                                   September 30,   December 31,
                                                       1996           1995
                                                    ---------       ---------
                                                   (Unaudited)
                                  ASSETS
Current assets:
  Cash and equivalents                               $ 54,456        $133,414
  Short-term investments                               21,341          10,675
  Receivables                                          55,841          24,421
  Inventories                                          31,907          11,871
  Deferred taxes and other current assets              36,836           5,882
                                                     --------        --------
          Total current assets                        200,381         186,263
  Property and equipment -- net                        20,304           7,222
  Production capacity rights                           46,900              --
  Distribution rights -- net                            1,854           1,977
  Purchased technology -- net                          13,766           3,095
  Other assets                                          5,351           4,969
                                                     --------        --------
          Total                                      $288,556        $203,526
                                                     ========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                      $ 31,500        $  1,934
  Accounts payable                                     18,305          10,704
  Accrued liabilities                                  44,392           8,240
  Income taxes payable                                 15,959           5,649
  Current portion of long-term obligations                914           1,159
                                                     --------        --------
          Total current liabilities                   111,070          27,686
  Long-term obligations                                88,531          88,010
                                                     --------        --------
          Total liabilities                           199,601         115,696
                                                     --------        --------
Minority interest in subsidiary                           976             295
Stockholders' equity:
  Common stock, $0.001 par value, 50,000 shares
    authorized; shares outstanding: September 30,
    1996 -- 35,629, December 31, 1995 -- 32,363       177,805          87,124
  Deferred stock compensation                            (347)           (635)
  Notes receivable from stockholders                     (368)           (459)
  Accumulated translation adjustments                  (1,133)           (860)
  Unrealized loss on investments                          (27)            (14)
  Retained earnings (deficit)                         (87,951)          2,379
                                                     --------        --------
          Total stockholders' equity                   87,979          87,535
                                                     --------        --------
          Total                                      $288,556        $203,526
                                                     ========        ========

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                   Quarter Ended         Nine Months Ended
                                   September 30,           September 30,
                                  ---------------         ---------------
                                  1996       1995          1996       1995
                                  ----       ----          ----       ----
Net revenues:
  Product                      $  83,180   $35,322       $224,038   $72,837
  Development contracts               --        --            200     1,212
                               ---------   -------       --------   -------
Total                             83,180    35,322        224,238    74,049
                               ---------   -------       --------   -------
Costs and expenses:
  Cost of product revenues        37,428    16,955        102,968    35,228
  Research and development        12,637     3,598         28,850     9,351
  Selling, general and
    administrative                10,785     5,183         26,879    13,171
  Purchased in-process
    technology                   131,349      --          131,349        --
                               ---------   -------       --------   -------
     Total                       192,199    25,736        290,046    57,750
                               ---------   -------       --------   -------
Income (loss) from operations   (109,019)    9,586        (65,808)   16,299
Other income (expense), net          (59)      412            649     1,417
                               ---------   -------       --------   -------
Income (loss) before income
  taxes and minority interest   (109,078)    9,998        (65,159)   17,716
Income tax expense                 8,679     1,570         24,490     1,959
                               ---------   -------       --------   -------
Income (loss) before minority
  interest                      (117,757)    8,428        (89,649)   15,757
Minority interest in net
  income of subsidiary                --        --            681        --
                               ---------   -------       --------   -------
Net income (loss)              $(117,757)  $ 8,428       $(90,330)  $15,757
                               =========   =======       ========   =======
Net income (loss) per share    $   (3.46)  $  0.24       $  (2.71)  $  0.45
                               =========   =======       ========   =======
Shares used in computation        34,078    35,264         33,297    34,758
                               =========   =======       ========   =======

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                         1996         1995
                                                         ----         ----
Cash flows from operating activities:
  Net income (loss)                                    $(90,330)    $15,757
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Minority interest in subsidiary                        681          --
     Depreciation and amortization                        5,040       2,119
     Purchased in-process technology                    131,349          --
     Changes in assets and liabilities:
        Receivables                                     (15,763)    (12,218)
        Inventories                                     (10,573)     (6,025)
        Production capacity rights                      (24,500)         --
        Deferred taxes and other assets                 (11,858)        (67)
        Accounts payable                                 (6,692)      4,372
        Accrued liabilities                              16,850       2,804
        Income taxes payable                              5,850       1,847
                                                      ---------     -------
  Net cash provided by operating activities                  54       8,589
                                                      ---------     -------
Cash flows from investing activities:
  Maturities of short-term investments                   38,301      37,900
  Purchases of short-term investments                   (48,297)    (27,796)
  Capital expenditures                                  (12,507)     (3,267)
  Acquisition of business (see Note 3)                  (58,568)         --
  Other assets                                              138         111
                                                      ---------     -------
  Net cash provided by (used in) investing activities   (80,933)      6,948
                                                      ---------     -------
Cash flows from financing activities:
  Bank term loan repayment                                   --        (694)
  Notes payable to banks -- net                          (1,866)         45
  Repayments of capital lease obligations                  (499)       (920)
  Sale of common stock, net of notes receivable           4,317       1,749
  Collection of stockholder notes receivable                 91          38
                                                      ---------     -------
  Net cash provided by financing activities               2,043         218
                                                      ---------     -------
Exchange rate impact on cash and equivalents               (122)        163
                                                      ---------     -------
Net increase (decrease) in cash and equivalents         (78,958)     15,918
Cash and equivalents, beginning of period               133,414      13,674
                                                      ---------     -------
Cash and equivalents, end of period                   $  54,456     $29,592
                                                      =========     =======
Supplemental schedule of noncash investing and
financing activities:
  Unrealized gain (loss) on investments               $     (13)    $   144
  Purchase of production capacity rights for note
    note payable                                        (24,500)         --
Supplemental disclosure of cash flow information --
  Cash paid during the period for:
     Interest                                         $   3,173     $   392
     Income taxes                                        19,595       1,959

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Basis of presentation

       In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, C-Cube Microsystems Inc. ("C-Cube" or the "Company") considers necessary for a fair presentation of the Company's financial position as of September 30, 1996, the results of operations for the quarters and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

       The growth in revenues and operating income experienced by the Company in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, C-Cube believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

2.Inventories consist of:

                             September 30,     December 31,
                                  1996            1995
                                -------          -------
                                     (in thousands)
             Finished goods     $18,161           $7,572
             Work-in-process      3,634            1,667
             Raw materials       10,112            2,632
                                -------          -------
                       Total    $31,907          $11,871
                                =======          =======

3.Acquisition

       On August 28, 1996, the Company acquired DiviCom Inc. a digital video networking company. C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock, assumed options exercisable for 264,000 shares of its common stock and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own. The purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

             Fair value of tangible assets acquired
                (including cash of $8,448)            $ 53,741
             Purchased technology                       14,159
             In-process technology                     131,349
             Liabilities assumed (including deferred
                tax liabilities of $5,239)             (55,653)
                                                      --------
             Purchase consideration                   $143,596
                                                      ========

   The purchased technology is being amortized over 5 years. The
  Company incurred acquisition-related charges of $133 million, which include the in-process technology write-off and bonuses paid to DiviCom employees.

   The acquisition of DiviCom is accounted for as a purchase and therefore DiviCom financial results from the date of acquisition, August 28, 1996, are included in C-Cube's consolidated financial results. The fourth quarter of 1996 will be the first full quarter of combined C-Cube and DiviCom financial results.

       Excluding the one-time charge of $133 million, intercompany sales and cost of sales, and including amortization of purchased technology, pro forma revenue, net income and earnings per share would be $258 million, $32 million and $.80, respectively for the nine months ended September 30, 1996, and $93 million, $10 million and $.27, respectively for the nine months ended September 30, 1995 assuming DiviCom had been acquired at the beginning of the respective periods. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented or of future operations of the combined companies.

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

QUARTER ENDED SEPTEMBER 30, 1996

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended September 30, 1996 and 1995:

                                                Quarter Ended September 30,
                                                ---------------------------
                                                   1996             1995
                                                ----------       ----------
        Net revenues:
          Product                                 100.0%           100.0%
          Development contracts                     0.0              0.0
                                                  -----            -----
                  Total                           100.0            100.0
        Costs and expenses:
          Cost of product revenues                 45.0             48.0
          Research and development                 15.2             10.2
          Selling, general and administrative      13.0             14.7
          Purchased in-process technology         157.9              0.0
                                                  -----            -----
                  Total                           231.1             72.9
                                                  -----            -----
        Income (loss) from operations            (131.1)            27.1
        Interest income (expense), net             (0.1)             1.2
                                                  -----            -----
        Income (loss) before income taxes and
               minority interest                 (131.1)            28.3
        Income tax expense                         10.4              4.4
                                                  -----            -----
        Income (loss) before minority interest   (141.6)            23.9
        Minority interest in net income
               of subsidiary                        0.0              0.0
                                                  -----            -----
        Net income (loss)                        (141.6)%           23.9%
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

   The growth in revenues and operating income experienced by C-Cube in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Due to the Company's dependence on the consumer electronics, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which would indicate relatively lower product demand from mid-first quarter until mid-third quarter. If the future geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these areas make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters. The Company's significant growth in prior periods makes it impossible to assess the effect of any such seasonal trends on the Company's operating results. There can be no assurance, however, that the Company's operating results will not exhibit such seasonal characteristics.

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

   The Company has recently experienced a period of significant growth including its recent acquisition of DiviCom Inc., which has placed, and could continue to place, a significant strain on C-Cube's limited personnel and other resources. The Company's ability to manage any further growth, should it occur, would require significant expansion of its research and development and marketing and sales capabilities and personnel. In particular, the Company is in the process of expanding its sales and marketing organization to increase coverage of the United States, Europe and the Asia-Pacific region. There can be no assurance that the Company will be able to find qualified personnel to fill such sales and marketing positions or be able to successfully manage a broader sales and marketing organization. In addition, the sale and distribution of products to numerous large system manufacturers in diverse markets and the requirements of such manufacturers for design support would also place substantial demands on C-Cube's research and development and sales functions. The Company's ability to manage any further growth, should it occur, would depend upon its ability to manage and potentially expand its foundry relationships. The failure of C-Cube's management to effectively expand or manage these functions consistent with any growth which may occur could have a material adverse effect on the Company's business and results of operations.

   The market price of C-Cube's Common Stock has fluctuated significantly since the initial public offering in April 1994. The market price of the Common Stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. Many technology companies, including C-Cube, have experienced historic highs in the market price of their equity securities within the last 12 months. The market price of C-Cube's Common Stock recently has declined substantially from such historic highs, and may continue to experience significant fluctuations in the future.

   ACQUISITION

   On August 28, 1996, C-Cube Microsystems Inc. acquired DiviCom Inc. a digital video networking company. C-Cube paid $65.7 million in cash, issued
2.3 million shares of its common stock, assumed options exercisable for 264,000 shares of its common stock and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own. C-Cube assumed net liabilities of $1.9 million, purchased technology of $14.2 million, which will be amortized over five years, and wrote-off $131.3 million of in-process technology.

   The Company incurred acquisition-related charges of $133 million in the third quarter of 1996, which include the in-process technology write-off and bonuses paid to DiviCom employees.

   The acquisition of DiviCom is accounted for as a purchase and therefore DiviCom financial results from the date of acquisition, August 28, 1996, are included in C-Cube's consolidated financial results. The fourth quarter of 1996 will be the first full quarter of combined C-Cube and DiviCom financial results.

   NET REVENUES

   Product revenues in the third quarter of 1996 were $83.2 million, an increase of 135% from the corresponding quarter a year ago. Revenue from the Company's family of encoder products increased primarily due to the acquisition of DiviCom and shipments of its MediaView (tm) MV20 program encoder as well as increased volume shipments of C-Cube's MPEG 2 encoder chips.
Revenue from the Video CD market increased significantly due to an increase in volume shipments of MPEG 1 Video CD system decoders, led by the CL484VCD advanced MPEG 1 system decoder, which was introduced and began significant volume shipments in the first quarter of 1996. Revenue from the digital video broadcast market increased due to increased volume shipments of the CL9100 MPEG 2 video decoder product and the CL9110 MPEG 2 transport demultiplexer product. The increase in product revenues noted above was partially offset by a decline in the CL450 MPEG 1 video decoder product shipments.

   International revenues accounted for 56% of net revenues for the third quarter, compared to 76% for the same period last year. The decline in international sales as a percentage of total sales is primarily due to increased encoder revenue in the U.S. market. The Company expects that international revenues will continue to represent a significant portion of net revenues. C-Cube's international sales and manufacturing are subject to changes in foreign political and economic conditions and to other risks including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG 1 system decoders, such as Video CD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers, which could have a material adverse effect on the Company's business and results of operations.

   PRODUCT GROSS MARGIN

   The following table sets forth the components of product gross margin for the quarters ended September 30, 1996 and 1995:

                                            Quarter Ended September 30,
                                            ---------------------------
                                               1996             1995
                                            ----------       ----------
                                                  (in thousands)
       Product gross margin:
         Net product revenues                 $83,180          $35,322
         Cost of product revenues              37,428           16,955
                                              -------          -------
         Product gross margin                 $45,752          $18,367
                                              =======          =======
         Product gross margin percentage        55.0%            52.0%
                                              =======          =======

   C-Cube's product gross margin percentage increased to 55.0% in the third quarter of 1996 from 52.0% in the prior year quarter primarily due to cost reductions over the same period and a shift in product mix to the higher margin encoder products, partially offset by a decline in the average selling prices of several of the Company's products and an increased provision for inventory reserves.

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

   RESEARCH AND DEVELOPMENT EXPENSES

   In the third quarter of 1996, research and development expenses were $12.6 million, or 15% of net revenues, as compared to $3.6 million, or 10% of net revenues, in the comparable prior year period. Excluding the DiviCom acquisition-related charges, research and development expenses would have been $11.2 million or 14% of net revenues. The increase in research and development spending from the prior year quarter reflects an increase in employee-related costs as well as the Company's continuing efforts to develop and bring to market innovative and cost-effective digital video solutions. The Company expects that absolute levels of research and development expenses will continue to increase in future periods.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $10.8 million, or 13% of net revenues, in the third quarter of 1996, as compared to $5.2 million, or 15% of net revenues, for the same quarter last year. Excluding the DiviCom acquisition-related charges, selling, general and administrative expenses would have been $10.0 million or 12% of net revenues. The decrease in selling, general and administrative expenses as a percent of net revenues is primarily due to the significant increase in net revenues over the same period. The increase in spending was primarily due to increased headcount and related expenses and increased commissions on higher sales levels. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.

   OTHER INCOME (EXPENSE)

   Interest expense, net of interest income was $0.1 million for the third quarter of 1996, a decrease from the net interest income amount of $0.4 million for the third quarter of 1995. The decrease is primarily due to interest expense accrued for the Company's convertible subordinated notes which were issued in the fourth quarter of 1995. The decline was partially offset by the increased interest income from higher average investment balances in the third quarter of 1996 as compared to the prior year quarter resulting from the proceeds of a sale of convertible subordinated notes in November 1995. See "Liquidity and Capital Resources."

   INCOME TAX EXPENSE

   Excluding the $131 million purchased in-process technology write-off, which is not tax deductible, the Company's effective tax rate for the third quarter of 1996 was 39%. The Company's effective tax rate increased from that of 1995 as the benefits from operating loss carryforwards were fully utilized.


NINE MONTHS ENDED SEPTEMBER 30, 1996

   The following table sets forth certain operating data as a percentage of net revenues for the nine months ended September 30, 1996 and 1995:

                                              Nine Months Ended September 30,
                                                ---------------------------
                                                   1996             1995
                                                ----------       ----------
        Net revenues:
          Product                                  99.9%            98.4%
          Development contracts                     0.1              1.6
                                                  -----            -----
                  Total                           100.0            100.0
        Costs and expenses:
          Cost of product revenues                 45.9             47.6
          Research and development                 12.9             12.6
          Selling, general and administrative      12.0             17.8
          Purchased in-process technology          58.6              0.0
                                                  -----            -----
                  Total                           129.3             78.0
                                                  -----            -----
        Income (loss) from operations             (29.3)            22.0
        Interest income (expense), net              0.3              1.9
                                                  -----            -----
        Income (loss) before income taxes and
               minority interest                  (29.1)            23.9
        Income tax expense                         10.9              2.6
                                                  -----            -----
        Income (loss) before minority interest    (40.0)            21.3
        Minority interest in net income of
               of subsidiary                        0.3              0.0
                                                  -----            -----
        Net income (loss)                         (40.3)%           21.3%
                                                  =====            =====

   NET REVENUES

   Product revenues for the nine months ending September 30, 1996 were $224.0 million, a 208% increase from $72.8 million in product revenues during the corresponding period in 1995. Revenue from the Video CD market increased significantly due to an increase in volume shipments of MPEG 1 Video CD system decoders, led by the CL484VCD advanced MPEG 1 system decoder, which was introduced and began significant volume shipments in the first quarter of 1996. Revenue from the Company's family of encoder products increased primarily due to the acquisition of DiviCom and shipments of its MediaView (tm) MV20 program encoder as well as increased volume shipments of C-Cube's MPEG 2 encoder chips. Revenue from the digital video broadcast market increased due to increased volume shipments of the CL9100 MPEG 2 video decoder product and the CL9110 MPEG 2 transport demultiplexer product. The increase in product revenues noted above were partially offset by a decline in the CL450 MPEG 1 video decoder product shipments.


   The Company's revenues from development contracts decreased to $0.2 million during the first nine months of 1996 as compared to $1.2 million for the first nine months of 1995 due to the Company's focus on product sales.

   PRODUCT GROSS MARGIN

                                          Nine Months Ended September 30,
                                            ---------------------------
                                               1996             1995
                                            ----------       ----------
                                                  (in thousands)
       Product gross margin:
         Net product revenues                $224,038          $72,837
         Cost of product revenues             102,968           35,228
                                             --------          -------
         Product gross margin                $121,070          $37,609
                                             ========          =======
         Product gross margin percentage        54.0%            51.6%
                                             ========          =======

   C-Cube's product gross margin percentage increased to 54.0% during the first nine months of 1996 from 51.6% in the prior year period primarily due to cost reductions over the same period, partially offset by a decline in the average selling prices of several of the Company's products, an increased provision for inventory reserves and a shift in product mix to the lower margin decoder products.

   RESEARCH AND DEVELOPMENT EXPENSES

   In the first nine months of 1996, research and development expenses, which include development costs associated with customer development contracts, were $28.9 million or 13% of net revenues, as compared to $9.4 million, or 13% of net revenues, in the comparable prior year period. Excluding the DiviCom acquisition-related charges, research and development expenses would have been $27.5 million or 12% of net revenues. The increase in research and development expenses from the prior year period reflects an increase in employee-related costs as well as an increase in product start-up costs.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $26.9 million, or 12% of net revenues in the first nine months of 1996, as compared to $13.2 million, or 18% of net revenues for the same period last year. Excluding the DiviCom acquisition-related charges, selling, general and administrative expenses would have been $26.1 million or 12% of net revenues. The increase was primarily due to increased commissions on higher sales levels as well as increased headcount and related expenses.

   OTHER INCOME (EXPENSE)

   Interest income net of interest expense decreased to $0.6 million for the nine months ending September 30, 1996 from $1.4 million for the nine months ending September 30, 1995 primarily due to interest expense accrued for the Company's convertible subordinated notes which were issued in November 1995 net of the interest income from the proceeds from the sale of these notes. See "Liquidity and Capital Resources."

   INCOME TAX EXPENSE

   Excluding the $131 million purchased in-process technology write-off, which is not tax deductible, the Company's effective tax rate for the first nine months of 1996 was 37%. The Company's effective tax rate increased from that of 1995 as the benefits from operating loss carryforwards were fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1995, the Company completed a public debt offering of $86.3 million aggregate principal amount of convertible subordinated notes due 2005.

   Cash, cash equivalents and short-term investments were $75.8 million at September 30, 1996 as compared to $144.1 million at the end of 1995. Working capital decreased to $89.3 million at September 30, 1996 from $158.6 million at the end of 1995.

   The Company spent approximately $58.6 million in net cash as part of the DiviCom acquisition in the third quarter of 1996. As a result of the acquisition, the Company recorded acquisition-related charges totaling $133 million.

   The Company's operating activities provided cash of $0.1 million in the first nine months of 1996 primarily from operations and an increase in accrued liabilities, partially offset by the payment of $24.5 million for production capacity rights, increases in accounts receivable and inventory and a decline in accounts payable.

   C-Cube's investing activities, exclusive of the maturities and purchases of short-term investments of $38.3 million and $48.3 million, respectively, used cash of $70.9 million, which includes net cash paid related to the DiviCom acquisition and cash paid for capital expenditures.

   Cash provided by financing activities was $2.0 million, consisting of proceeds from sales of stock pursuant to employee stock plans partially offset by payments of debt.

   C-Cube had an aggregate outstanding balance of $1.1 million under capital lease lines at September 30, 1996. In the third quarter the Company's 65%-owned subsidiary, Kubota C-Cube, changed its name to C-Cube Japan. C-Cube Japan has yen denominated credit lines with a group of Japanese banks. At September 30, 1996 there were no borrowings under these lines.

   In January 1996, the Company increased its available bank line of credit from $8.5 million to $20 million. The line of credit expires September 30, 1997. The line is collateralized by the Company's receivables, inventory and fixed assets. The line of credit agreement requires the Company, among other things, to maintain a tangible net worth (as defined) of $90 million, quarterly net income (no more than one quarterly loss per fiscal year), a quick ratio of 0.8 to 1, and a maximum debt to tangible net worth (as defined) ratio of 1.4 to 1. In addition, this agreement prohibits the payment of cash dividends. Borrowings bear interest at the bank's prime rate. At September 30, 1996, the Company was in compliance with these covenants, and there were no borrowings under this line.

   In the second quarter of 1996 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity over the 1996 to 2001 timeframe. The agreement with TSMC provides that TSMC will produce and ship wafers to C-Cube at specified prices and requires C-Cube to make two advance payments totaling $49 million. TSMC will apply this prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount will be amortized to inventory as wafers are received. The first advance payment of $24.5 million was made in June 1996, and the final payment is due June 1997, which is evidenced by an unsecured promissory note. At September 30, 1996, $2.1 million of the $49 million production capacity rights is included in deferred taxes and other current assets.

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

                         C-CUBE MICROSYSTEMS INC.
                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         From time to time the Company is party to certain litigation or legal claims. Management has reviewed all pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial position or results of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Exhibit
        Number             Description
        -------           -------------

         10.36     Lease agreement with Callahan-Pentz Properties
                     dated July 9, 1996.
         11.1      Statement regarding computation of net income (loss)
                     per share.
         27.1      Financial Data Schedule.

        (b)  Reports on Form 8-K

             None.

                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             C-Cube Microsystems Inc.
                                             (Registrant)


Dated:  November 13, 1996              By:   /s/  James G. Burke
       -------------------                  ---------------------
                                               James G. Burke
                                       Vice President of Finance and
                                  Administration, Chief Financial Officer
                                               and Secretary

                               EXHIBIT INDEX




        Exhibit
        Number             Description
        -------           -------------

         10.36     Lease agreement with Callahan-Pentz Properties
                     dated July 9, 1996.
         11.1      Statement regarding computation of net income (loss)
                     per share.
         27.1      Financial Data Schedule.