Form 10-K
period 1996-12-31
C CUBE MICROSYSTEMS INC
filed 1997-03-18
CIK 919870

=============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.
                            ___________________

                                 FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 1996       Commission File No. 0-23596
                                    OR
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                            ___________________
                         C-CUBE MICROSYSTEMS INC.
          (Exact name of registrant as specified in its charter)

                Delaware                       77-0192108
    (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

                          1778 McCarthy Boulevard
                        Milpitas, California  95035
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code:    (408)944-6300

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    [X] Yes         [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 3, 1997 (based upon the average of the high and low sales prices of such stock as of such date) was $903,572,187.

As of March 3, 1997, 36,332,320 shares of the Registrant's common stock were outstanding.

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

=============================================================================

                         C-CUBE MICROSYSTEMS INC.
                                 Form 10-K
                   For the Year Ended December 31, 1996
                             Table of Contents


Part I
  Item 1.  Business
  Item 2.  Properties
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

Part II
  Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6.  Selected Financial Data
  Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations
  Item 8.  Financial Statements and Supplementary Data
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

Part III
  Item 10. Directors and Executive Officers of C-Cube Microsystems Inc.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions

Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit Index
Signatures

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in or incorporated by reference into this report. The registrant has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.

                                  PART I

ITEM 1.   Business

   C-Cube Microsystems Inc. (referred to herein as "C-Cube" or the "Company"), established as a California corporation in 1988 and reincorporated in Delaware in 1994, is a provider of powerful, highly integrated, standards-based digital video compression solutions. The Company's innovative encoder, decoder and codec products enable high quality video to be provided cost-effectively by a broad range of end user systems. Digital video compression technology has enabled the development of a significant number of new or enhanced applications in the consumer electronics, communications and computer markets including video compact disc ("VideoCD") and digital video disk ("DVD") players, desktop video production equipment, Direct Broadcast Satellite ("DBS") systems, wireless cable systems and distributed video networks.

   In August 1996, C-Cube completed the acquisition of DiviCom Inc. ("DiviCom"). C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock, assumed options exercisable for 264,000 shares of its common stock and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own. This acquisition was accounted for as a purchase. DiviCom develops and integrates products and systems that transmit and receive digital video, audio and data over networks allowing its customers to create integrated "end-to-end" digital video networks. Products include audio/video encoding and decoding systems, and integration consulting and implementation services. Based on the Moving Pictures Experts Group ("MPEG") 2 and Digital Video Broadcasting ("DVB") international standards, DiviCom's products enable digital video broadcasting over a variety of networks including satellite, wireless, fiber, cable and twisted pair wiring.

Background

   Since the 1930s, video images have been transmitted and stored almost exclusively using analog formats. Digital video provides several fundamental benefits over analog video. Unlike analog video, digital video can be compressed, providing significant storage and transmission efficiencies, and can be transmitted and reproduced without perceptible image degradation. In the 1980s, the benefits of digital formats led the U.S. consumer audio industry to convert from analog long playing records to digital CDs, resulting in growth in the market for CD players. In the 1990s, the ongoing evolution from analog to digital is transforming the way in which video is produced, stored, transmitted and viewed.

   A significant barrier to the greater market acceptance of digital video has been the large volume of data required to represent images and video in a digital format, making storage or transmission economically impractical. For example, storage of an hour long video program in uncompressed digital form would require well over 100 CD-ROMs. Through emerging digital compression techniques, a substantial number of the redundancies inherent in video data can be detected and eliminated, significantly reducing the overall amount of data which needs to be retained, without affecting perceived image quality. These compression techniques allow the same hour long video program which required 100 CD-ROMs for storage in uncompressed format to be stored on a single CD-ROM. Similarly, a single uncompressed digital video program requires as much bandwidth for effective transmission as 50 compressed video programs, making uncompressed digital video impractical for markets such as broadcast and cable. As a result of these limitations, C-Cube believes that the design and deployment of cost-effective and practical video compression technology is critical to the development of mass market digital video applications.

   The benefits provided by the combination of digital video and compression technology are enabling the deployment of a large number of new applications and improving or expanding existing applications. Existing and potential applications in the consumer electronics, communications and computer markets include VideoCD players, DVD players, video conferencing equipment, video editing systems and video networks, including DBS, wireless cable and switched digital systems.

   Market development for C-Cube's new and expanded applications requires communication of shared content among various products and across multiple industries. This interoperability requires the widespread adoption of international compression standards. In response to the need for standards, industry leaders in consumer electronics, computers and communications including AT&T, IBM, JVC, Matsushita, NTT, Philips, Scientific Atlanta and Sony joined together with C-Cube in various committees sanctioned by the International Standards Organization (the "ISO") to define standards for the compression of still images and digital video for consumer electronics and broadcast industries. The first standard ISO adopted was a recommendation from the Joint Photographic Experts Group ("JPEG") committee for the compression of still images. In 1991, the MPEG committee made a recommendation for a standard for compression of audio and video to CD-ROM, now commonly known as MPEG 1. MPEG 2, a compression standard used for audio and video broadcast systems and high density disk formats (e.g. DVD), was adopted by the ISO in 1994.

   These ISO standards specify a data format or syntax in which the compressed data stream must be presented in order to enable equipment from multiple vendors to be tied together into a single system that can transmit and display image or video content in a common format. These standards do not, however, specify the actual compression methodology and, therefore, do not determine image quality or compression efficiency. For example, poorly compressed data may comply with the relevant standard but contain visual artifacts which may result in poor image quality or loss in efficiency, costing capacity or play time. As a result, there can be significant differences in overall image quality between two solutions based on the same standard. Therefore, system manufacturers can differentiate their products by the quality of the compression solution which they select.

   Applications utilizing compressed digital video require an encoder for compression and a decoder for decompression. Encoding, the process of compressing digital images using complex mathematical algorithms to eliminate redundant information, determines the potential quality of the resulting image and the achievable degree of compression. Decoding, the process of reconstructing compressed video, restores a compressed digital bitstream back into an uncompressed and viewable format. The design and architecture of encoders and decoders are extremely complex, presenting significant technical challenges.

   C-Cube seeks to differentiate its products from competitors by offering both encoding and decoding solutions that provide superior image quality (enhancing the viewing experience), are fully compliant to the MPEG 1 or MPEG 2 international standards (and therefore interoperable with equipment from other suppliers) and fully cost effective. All C-Cube products are programmable which allow the incorporation of sophisticated system-level features, allowing the system integrator to lessen design time and system cost. The Company also develops proprietary product extensions and features such as WideSound(tm) home theater sound enhancement and ClearView(tm) error concealment technology.

   The technical challenges of developing real-time digital video transmission systems is compounded by the complexities of acquiring, integrating and using a wide variety of sophisticated new system and network technologies. Because these new technologies are diverse and complex, many of these companies can benefit from integration services provided by companies that are experienced with these technologies. To meet the often conflicting goals of interoperability, reliability and efficiency, nearly all new systems for broadcasting digital video implement new standards such as MPEG 2, DVB and (where applicable) Asynchronous Transfer Mode ("ATM"). In some cases, companies that have previously provided proprietary analog-based solutions have developed their own proprietary digital-based solutions (or created proprietary solutions where there are no standards, such as conditional access). Increasingly, companies that broadcast video realize that they need to foster interoperability and competition among their equipment vendors. Accordingly, adherence to common standards is a key requirement for suppliers in this market.

   DiviCom offers open systems based on industry standards that allow these companies to compress, transmit and receive large quantities of digital audio and video information. DiviCom provides "end-to-end," standards-based solutions for its customers. This means that DiviCom's systems products allow its customers to compress information, scramble the transmission and remultiplex (i.e., add portions such as advertisements as well as delete portions), then assist in transmitting the information. When the information reaches its destination, DiviCom's decoder products assist in receiving, descrambling and decompressing the information so that the information can be viewed.

   DiviCom is focused on merging video and audio compression technologies with network and communications technologies into innovative products for producers, distributors and consumers of video and video-enhanced information. Products include MPEG audio/video encoders, networking and decoding systems, as well as integration services through its DiviSys(tm) Integration Group. Based on the MPEG 2 international standard, DiviCom's products enable digital video broadcasting over a variety of digital video networks, including DBS, wireless cable, also known as Multichannel Multipoint Distribution Systems ("MMDS"), and wired services, including switched digital video services, digital cable, or Hybrid Fiber Coax ("HFC") and copper twisted pair wiring.


Markets and Applications

   Products enabled by digital video compression technology can be divided into three broad markets: video-based consumer electronics, video communications and video-enabled computers.

   Whereas C-Cube sells its products across these markets, DiviCom currently sells its products and services into several market segments within the video communications market, including DBS, broadcast, wireless cable systems and wired digital video networks, such as switched digital video, HFC and twisted pair.

   Consumer Electronics

   Through the use of MPEG compression, video can be stored, reproduced and distributed on the same media currently in use for other types of digital data such as 5-inch (12 cm) CDs that are commonly used for digital audio. Emerging applications for digital video capture, playback and distribution at the consumer level are being advanced by the rapid adoption of new consumer-oriented media formats such as DVD, digital video camcorders and digital video cassette machines.

   VideoCD Players. A VideoCD player is essentially a CD audio player with an MPEG 1 decoder and a video output. While adding this functionality marginally increases the cost to manufacture a typical CD player, these machines now have the ability to play movies, music videos and other titles from MPEG 1 encoded CDs. The physical VideoCD disk format is identical to a standard 12 cm audio CD and is limited to 72 minutes play time with video quality generally perceived to be comparable to an analog VHS tape. Several thousand VideoCD titles are now available, including movies, music videos and karaoke titles. The VideoCD format has found its greatest success in China but has also achieved popularity in other Asian countries including Japan, Korea, Taiwan and India.

   Digital Video Disk ("DVD") Players. Unlike the VideoCD standard which is an adaptation of the audio CD, next generation Digital Video Disks have recently been defined specifically for the very high quality playback of feature length movies. This new format, which is now becoming commercially available, provides 135 minutes average play time (270 minutes for a double-sided disk) on a high density CD-ROM and provides four times the image resolution of a standard VideoCD. The Company believes that this format, which is based on the MPEG 2 standard, will achieve widespread use worldwide.*

   Consumer Digital Video Cameras. Digital video cameras (camcorders) can offer advantages to today's analog-based home equipment in areas such as image quality, cost and size. In addition, digital formats may provide interoperability with other digital home consumer appliances such as DVD players and home editing equipment. The first tape-based, consumer-grade products using Discrete Cosine Transform ("DCT")-based formats called DV and DVCpro have been introduced by companies including Sony, JVC and Matsushita. Other formats which support recordable disk-based media are currently being defined. C-Cube does not currently offer products supporting DCT formats but may choose to do so in the future.

   Communications

   Digital video compression is currently enabling a number of new applications and capabilities in the communications market, including expanding the capacity and services of DBS systems, wireless cable and telephone distribution systems.

   DBS Networks. The first full-scale digital video transmission systems to achieve full deployment were a series of DBS networks (often called Direct to Home networks). By combining digital video compression technology with high-power Ku-band satellites, DBS systems typically provide 100 or more channels to a large geographical area (e.g. the continental U.S.) at a relatively low cost per subscriber since the only incremental investment needed is the purchase of a small dish and a decoder box-no need to upgrade existing infrastructure, such as rewiring.

   Wireless Cable or MMDS. MMDS is a local "line-of-sight" broadcast system which broadcasts video over relatively short distances from a stationary ground-based antenna directly to small receiving antennas which are placed in each subscriber's home. Such systems are initially being deployed in areas where there may not be an existing cable system or as an alternative to existing cable services in high-density urban centers. Wireless cable systems have comparatively low fixed costs and a moderate cost per home. The advantages of MMDS over DBS include the support of local content and moderate levels of interactivity, such as Internet support.

   Wired Networks. Wired networks, which include such varied architectures as switched digital video, fiber to the curb ("FTTC"), HFC and twisted pair schemes such as ADSL and HDSL, are currently in early trials and first stage deployments by leading telecommunications suppliers and digital cable providers. Switched digital networks can provide a much higher level of interactivity as compared to either DBS or MMDS including the potential for full two-way video communication. However, because of the high investment in new infrastructure, the cost per home is high.

   Other Communications Applications. Such applications include equipment which enables digital transmission from remote sites to a studio
(contribution), from studios to cable headends (distribution) and the use of digital video and audio within businesses, educational facilities, institutions (private networks) and data broadcasting applications.

   Computer

   The computer world has embraced digital video as an important data type-particularly for educational, entertainment and training applications. Increasingly, playback of video is performed using software decoders, which greatly increases the number of video-capable computers. In addition, computers are the primary platform for video editing and video encoding through the addition of dedicated video-specific hardware.

   Add-in Cards for Video Playback. Today's powerful CPUs can play MPEG 1 and soon will play MPEG 2 titles in software.* However, some applications such as networked servers or less powerful machines benefit from a hardware-based playback solution.

   Video Production Systems. Through the addition of appropriate capture and encoding hardware as well as application software, computers are commonly used as digital video editing and/or content encoding equipment. Several manufacturers have introduced MPEG content encoding equipment in the form of PC or Macintosh add-in boards or complete systems based on C-Cube solutions.

   Dependence on Emerging Markets

   To date, C-Cube has derived a majority of its product revenues from sales of products for linear video playback (e.g. movies) and karaoke as well as DBS applications. The Company expects that VideoCD and digital video networking applications will continue to account for a significant portion of C-Cube's revenues for the near future.* Over the longer term, the Company's ability to generate increased revenues will be dependent on the development of new opportunities for compressed digital video in the consumer electronics, communications and computer markets.* The potential size of these new market opportunities and the timing of their development is uncertain. Substantially all of the growth in the sales of C-Cube's decoder products over the last year has occurred in the Asia-Pacific region. There can be no assurance that such growth will continue or that other markets for C-Cube's products will emerge. Further, C-Cube's success in such markets will depend upon whether system manufacturers select the Company's products for incorporation into the system manufacturers' products, and upon the successful introduction of such products. There can be no assurance that demand for VideoCD players or other existing applications will be sustained or that new markets will develop as expected by the Company, or at all, or that system manufacturers developing products for any such markets will design C-Cube's products into their system products and successfully introduce such system products. The failure of existing and new markets to develop as expected by the Company or to be receptive to C-Cube's products would have a material adverse effect on the Company's business and results of operations.

   The emergence of markets for certain digital video applications will be affected by a variety of factors beyond C-Cube's control. In particular, certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure.* There can be no assurance that communications providers will make the necessary investment in such infrastructure or that the creation of this infrastructure will occur in a timely manner. In addition, the deployment of such infrastructure will be subject to governmental regulatory policies, taxes and tariffs.* For example, the U.S. Federal Communications Commission currently restricts the number of new frequencies available for deployment of new digital video broadcast networks, such as wireless cable. In addition, other countries have similar governmental restrictions. The development of such markets could be delayed or otherwise adversely affected by new governmental regulations or changes in taxes, or tariffs, or by the failure of government agencies to adopt changes to existing regulations necessary to permit new technologies to enter the market. The emergence of these and other markets is also dependent in part upon third-party content providers developing and marketing content for end user products such as VideoCD and DVD players, interactive game consoles, desktop computers and set-top decoders in a format compatible with the Company's products.* There can be no assurance that these third parties will develop and introduce such content in a timely fashion, or at all, or that other factors beyond C-Cube's control will not adversely affect the development of the digital video applications for which the Company's products are developed.

Products

   C-Cube is focused on providing powerful, highly integrated, standards-based, programmable digital compression solutions that are cost-effective and deliver high image quality. The Company has developed extensive expertise in programmable architectures, algorithms, microcode development and VLSI circuit design. This expertise has enabled C-Cube to be a leading innovator in the development of digital video compression solutions for customers in the consumer electronics, communications and computer markets.

   Consumer Electronics

   C-Cube is a world leader in the supply of MPEG 1 decoders which are primarily used as the key enabling component for VideoCD players. In 1992, C-Cube introduced the CL450 MPEG 1 Video Decoder which the Company believes was the first commercially available MPEG 1 video decoder. The CL450 was used as the core enabling technology for commercial and professional digital karaoke players which offered significant capabilities versus larger, more expensive analog laser disk based systems.

   In 1994, C-Cube introduced the CL480 Family of VCD MPEG 1 System Decoders which enabled the development of high-volume, consumer grade VideoCD players. Currently the family includes the CL480 and CL484 which all offer full VideoCD 1.1 and 2.0 compliance. By utilizing the programmability of the CL480 family of products, the Company has added features to enhance the product line over time. The CL484 added "ClearView" error concealment technology and "FlexView" NTSC to PAL conversion as well as karaoke features such as key control and on-screen status displays without significantly increasing system cost. The CL484 also added the very popular "DiscView" menuing feature and CD-G decoding capability for complete CD standard support.

   In 1996, C-Cube introduced the CL680 Advanced VideoCD Decoder, which the Company believes is the first VideoCD system decoder to integrate an NTSC/PAL encoder. In addition to full CL484 compliance, the CL680 also provides improvements to C-Cube's "ClearView" error concealment technology and delivers "WideSound" (a two channel home theater surround sound environment), stereo key control, vocal fade and other features previously provided through the use of expensive external components.

   In February 1997, C-Cube introduced the ZiVA family of DVD products including encoders, decoders and system-level solutions for consumer and multimedia OEMs. The Company believes the availability of the ZiVA family can accelerate the development of the upcoming DVD market since they provide a total end-to-end solution.*

   Consumer Encoders

   In order to create MPEG 1 content for the VideoCD market, sophisticated encoder systems are required. C-Cube provides the core enabling technology to OEMs which facilitates the development of low-cost, high quality content encoding equipment. In 1993, C-Cube announced the VideoRISC architecture, believed to be the industry's first highly integrated real-time video encoding engine. This architecture has been improved through three successive generations, reducing power, cost and chip count. The engine is fully programmable and supports multiple algorithms including MPEG 1, MPEG 2 and H.261 for video teleconferencing.

   In 1993, C-Cube introduced the CLM4500 MPEG 1 Video Encoder. The
CLM4500 consists of two VideoRISC processors and associated MPEG encoding microcode incorporating C-Cube's proprietary rate control and masking algorithms, enabling the encoders to deliver consumer grade video quality at low bit rates. In 1996, the Company began shipping an improved version of its MPEG 1 encoder, the CLM4550 Advanced MPEG 1 Video Encoder. The CLM4550 is a four chip encoder designed to provide extra filtering capability to offset noise, graininess or other video artifacts in original material which often adversely affects the quality of MPEG 1 encoded bitstreams, particularly important in professional applications such as VideoCD mastering which demand very high quality video encoding.

   Communications

   MPEG 2 decoders are volume-oriented products which are placed into a variety of communication equipment such as set-top decoders for DBS, cable and telephone company services. The MPEG 2 standard is partitioned into three separate documents for audio, video and transport decoding. C-Cube provides products which support all common variants of the MPEG 2 standard including audio, video and transport decoding.

   In 1994, C-Cube introduced the CL9100 MPEG 2 video decoder, a single chip MPEG 2 broadcast video decoder for MPEG 1 and MPEG 2 formats containing system level features such as error concealment and advanced on-screen display. In 1995, C-Cube introduced the CL9110 Transport Demultiplexer which was licensed from DiviCom, a private company at that time. The CL9110 separates MPEG 2 transport streams into video and audio components and implements a number of broadcast-specific features, including a descrambler interface and conditional access functions.

   In 1996, the Company introduced the AViA family of MPEG 2 set-top decoder chipsets comprised of two set-top solutions:

   The AViA-502 Advanced Audio/Video Set-top Decoder with Dolby AC-3 audio, along with the AViA-GTX Advanced Graphics Transport I/O (GTIO) are designed for use in highly functional "value-added" set-tops including high performance graphics capabilities, interoperability across both wired and wireless broadcast networks and Dolby AC-3 audio decoding to deliver a complete home theater experience to consumers.

   The AViA-500 MPEG 2 Audio/Video Set-top Decoder and the AViA-DMX Transport Demultiplexer are designed for use in "basic" set-tops such as those typically deployed in DBS applications. This chipset offers advanced 2D graphics display, advanced electronic program guide support as well as infrared remote control and smart card interfaces.

   The two chipsets are pin-for-pin compatible and API upgradable, allowing one design to be used to provide both a high-end solution as well as a low-cost solution. This allows OEMs to develop a single set-top design that can be successfully deployed for multiple applications including MMDS, DBS, switched digital video and HFC networks.

   Communication Encoders

   The VideoRISC architecture is available in various configurations of chips and microcode to offer price/performance and feature sets to service the wide range of requirements prevalent in the broadcast marketplace.

   In 1993, C-Cube introduced the CLM4700 MPEG 2 Encoder Family which the Company believes was the first component-level real-time broadcast resolution product available. The CLM4700 family consists of multiple VideoRISC processors and associated microcode. An 8 or 9 chip set serves to encode material as individual frames and a 12 or 13 chip set to adaptively encode material as either fields or frames. The CLM4700 has been through three generations, based upon successive versions of the VideoRISC processor with new designers being encouraged to use VRP-3-based chipsets, such as the CLM4740 and CLM4720.

   C-Cube currently offers two "full-resolution" encoders, the CLM4740 MPEG 2 Broadcast Encoder and the CLM4720 Storage Encoder which are seven and five chips respectively. The former encodes broadcast-resolution video into MPEG 2 Main Level/Main Profile format in real time using adaptive field/frame encoding techniques and performs statistical multiplexing, closed captioning and external reference rate control. The latter performs frame-based encoding using either real time constant bit rate or variable bit rate ("VBR") encoding for improved storage capacity in video servers and other applications.

   The CLM4440 Half D1 Resolution MPEG 2 Video Encoder is a low-cost 2-chip implementation of the MPEG 2 standard which encodes video at half the horizontal resolution of the full CCIR-601 broadcast standard and is used in applications such as distance learning, local video networks and ADSL deployments which benefit from lower data rates or smaller form-factors.

   The CLM4200 H.261 Video Conferencing Codec is a two-chip 15 frame per second full duplex video codec conforming to the H.261 video compression subset of the H.320 ITU video conferencing standard. The CLM4200 was developed in cooperation with PictureTel and provides a high quality solution complete with features such as picture-in-picture and high resolution still pictures.

   Computer

   Computers serve as platforms for creation, editing, compression and playback of digital video. To achieve the many tasks which can be performed on such video-enabled platforms, C-Cube offers a wide variety of products tailored to the computer market

   Computer Decoders and Scalers

   Much of the early implementations of MPEG 1 decoders were PC-based demonstration systems. The CL450SWA MPEG 1 Video Decoder, while initially designed for consumer applications, has been used in a variety of add-in cards for the PC and Macintosh platforms to enable the playback of VideoCDs and high quality interactive games. The CL450SWA (Software Audio) includes device drivers that utilize the host CPU to decode the MPEG audio bitstream in software. The CL480PC MPEG 1 System Decoder is a microcode-based variant of the consumer-grade CL480 ideally suited for notebook platforms.

   To display video on a VGA screen, some form of graphics overlay is required. This capability may be contained in newer generations of graphics processors or be added separately in the form of scalers such as the MVM121 and MVP131 Multimedia Video Processors, products which were added to the C-Cube product line with the acquisition of Media Computer Technologies ("MCT") in November 1995.

   Computer Encoders and Codecs

   The CL550 JPEG Codec was the first commercially available codec implementing the JPEG image compression standard. The CL550 has been used in a variety of products including digital cameras, security and LAN-based video conferencing. The CL560 Advanced JPEG Codec compresses and decompresses video at full broadcast resolution and is used in digital video editing systems as well as high quality color page production systems.

   In 1996, the Company introduced the CLM41xx family of MPEG 1 encoders which consist of the CLM4111 Consumer PC Video Encoder, the CLM4110 Desktop Editing Encoder and the CLM4120 Professional Authoring Encoder. Like the consumer and communications encoders, these products are based on the Company's programmable VideoRISC encoder and are used for applications such as VideoCD production, video editing for desktop computers and high quality encoding of video for the Internet.

                                                 Application      Production
Market          Product Name and Function          Examples         Release
----------------------------------------------------------------------------
                CL450 MPEG 1 Video Decoder    VideoCD players        2Q 92
                CL480VCD MPEG 1 Decoder                              3Q 94
                CL484VCD MPEG 1 Decoder                              1Q 96
                CL680VCD MPEG 1 Decoder                              1Q 97
                ------------------------------------------------------------
                ZiVA DS System Decoder        DVD players            1Q 97
Consumer        ZiVA D6 System Decoder w/
Electronics       5.1 Channel Dolby Audio
                ------------------------------------------------------------
                CLM4500 MPEG 1 Video Encoder  Content encoding       4Q 93
                CLM4550 Advanced MPEG 1       equipment              1Q 96
                  Video Encoder
                CLM4730Z Authoring Encoder    DVD content encoding   1Q 97
----------------------------------------------------------------------------
                CL9100 MPEG 2 Video Decoder   Cable set-top decoders 2Q 94
                CL9110 MPEG 2 Transport       DBS receivers          2Q 94
                  Demultiplexer               Ad insertion equipment
                AViA-502 Advanced Audio/                               +
                  Video Set-top Decoder
                  with Dolby AC-3 Audio
Communications  AViA-500 Advanced Audio/                               +
                  Video Set-top Decoder
                AViA-GTX Advanced Graphics                             +
                  Transport I/O
                AViA-DMC Transport Demultiplexer                       +
                ------------------------------------------------------------
                CLM4400 Half D1 Resolution    Satellite news         1Q 96
                  MPEG 2 Encoder                gathering
                                              Distance learning
                ------------------------------------------------------------
                CLM4700 Broadcast Resolution  Cable headends         4Q 94
                  MPEG 2 Encoders             Satellite uplinks
                                              Video servers
                                              Ad insertion equipment
----------------------------------------------------------------------------
                CL450 MPEG 1 Video Decoder    Computer add-in cards  2Q 92
                CL480PC MPEG 1 System Decoder                        3Q 94
                ------------------------------------------------------------
                CL550 JPEG Codec              Video editing          1Q 90
                CL560 Advanced JPEG Codec       equipment            4Q 93
                                              Computer add-in cards
Computer                                      Color laser printers,
                                                facsimiles and copiers
                ------------------------------------------------------------
                MVM121 Multimedia Video       Computer add-in cards  2Q 94
                  Manager                                            1Q 95
                MVP131 Multimedia Video
                  Processor
                ------------------------------------------------------------
                CLM4100 Multistandard Codec   Computer add-in cards  4Q 93
                ------------------------------------------------------------
                CLM4200 H.261 Video           Video conferencing     4Q 94
                  Conferencing Codec            equipment
----------------------------------------------------------------------------

+  Announced but not yet commercially available


   DiviCom Products

   DiviCom applies its unique compression algorithms and techniques to obtain optimal performance from its family of MPEG 2/DVB system-level products. These products include encoding systems, networking products (for multiplexing and the injection, manipulation and management of compressed media), and decoders and set-top box technology, including licensing to major consumer electronics manufacturers.

   Program Encoders

   DiviCom's MediaView line of program encoders provide compression of video, audio and data channels into MPEG 2 compliant formats. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, the Company's encoders produce high quality video and audio at the lowest possible data rate. Interoperability with other products and systems is ensured through compliance with MPEG 2 and DVB standards.

   The MediaView(tm) MV20 was the first DiviCom program encoder and the first to integrate the VideoRISC VRP-2 components, C-Cube's first MPEG 2 compliant encoders. The MV20 achieved industry notoriety and the early knowledge gained contributed to the specification effort of the cost-effective MV5 and MV10 product lines as well as the fully featured, modular, high quality MV25 product line. The MV20 was designed to support a wide variety of applications, including direct-to-home/DBS, business television/private networks, cable & telephone company services MMDS, switched digital and digital cable, contribution and back-haul links and satellite distribution to cable headends.

   The MediaView(tm) MV25 offers unprecedented video quality at low bit rates, and is also the first encoder in the industry to integrate the pre-processor and an advanced video compressor within the same unit. The MV25 is especially suited to PAL applications and for satellite broadcasting applications where getting as many signals as possible on a satellite transponder or cable channel is critical.

   The MediaView(tm) MV10 is targeted for use in cable headends, in MMDS direct-to-home and switched digital video applications as well as mobile encoding applications such as digital satellite news gathering and back-haul from sporting and field events-programming that does not always require the advanced adaptive preprocessing and input/output adapters offered by the MV25.

   The MediaView(tm) MV5 is designed specifically for applications including corporate television and Intranet networks, distance learning, training, local access programs and other types of programming distributed by corporations, universities, government complexes and similar types of organizations. The MV5 offers a fixed horizontal resolution of 352 pixels per line, which provides more resolution than most TV sets display.

   Networking Products

   The Company's MediaNode(tm) MN20 Remultiplexer combines the outputs of a number of DiviCom program encoders, remultiplexing and grooming the signals into a single MPEG 2 transport stream. The device is especially effective at handling compression applications where multiple video, audio and data signals are required, or multichannel audio needs must be met. It also acts as a gateway to ATM networks and can be used to inject local data inputs directly into an existing MPEG 2 transport stream.

   DiviCom's MediaView System Controller(tm) SC20 is a network control system that can be used to configure and monitor any collection of DiviCom networked components. The SC20 offers an easy-to-use graphical user interface which includes status, interconnection maps and context sensitive help. The SC20 is used for system configuration, encoding and multiplexing control, system backup control, monitoring and control at system, component, and module levels and detection, display, and logging of system faults.

   The MediaNode Platform MP100(tm) is a Windows NT-based, real-time insertion and decoding system. It allows a user to decode, record and playback MPEG 2 transport streams through a graphical interface. The MP100 comes pre-installed with an MPEG 2 decoder card and media spooler control software.

   Decoder Products and Technology

   DiviCom offers system, software and ASIC solutions for commercial decoders as well as high volume set-top boxes. These set-top boxes, similar to today's cable box, decompress video, audio and data signals, enabling consumers to receive many more stations of programming than most traditional cable programmers can offer as well as receive advanced services such as home shopping, video on demand, interactive games and Internet access.

   Digital Set-Top Designs

   DiviCom's advanced set-top design (called FLARE(tm), flexible architecture for set-top boxes) enables consumer electronics manufacturers to rapidly develop high performance, low-cost decoders using proven technology based on international standards. DiviCom offers a broad spectrum of designs to support various applications including DBS, MMDS, cable, ATM/switched digital video and HFC network interfaces. DiviCom provides all schematics, software (object code) and documentation to implement high quality, full-featured decoders. Decoder designs incorporate a CPU with high performance graphics, an expansion slot, MPEG 2 stream processing and software download functions. Various levels of interactivity are available depending on the specific memory, graphics and networking options chosen.

   Professional Services and Customer Support

   DiviSys(tm): DiviCom's DiviSys technology integration group provides consulting and implementation services to DiviCom customers worldwide. DiviSys draws upon its expertise in the areas of broadcast television, networking and compression technology to define, integrate and install complete solutions for customers.

   DiviSys offers a broad range of services necessary to build a digital broadcast system, including program management, budget analysis for any type of network, building and site preparation, technical design and planning, parts inventory and management, equipment installation, signal reception and transmission integration and end-to-end system testing. In addition, the DiviSys team works closely with DiviCom's service and support group-DiviTec(tm)-to ensure that systems remain up and running with a minimum of difficulties.

   The DiviSys group integrates DiviCom products with third-party products and services. The group's personnel have experience in procuring and integrating dozens of products and systems, such as encoders, multiplexers, system/network controllers, modulators, conditional access systems for pay-per-view, near video-on-demand servers, transmitters, antennas, downlink systems, satellite dishes/IRDs (integrated receivers/decoders), ATM network equipment, subscriber management systems, electronic program guides and diagnostics/quality assurance tools.

   DiviTec(tm) is DiviCom's service-on-demand support program. The DiviTec Service Agreement is a combination of services, training and software designed to meet each customer's particular maintenance and upgrade needs to maximize the benefits they receive from DiviCom products and systems.

   Changing Product Mix; Dependence on Decoder Products

   While C-Cube offers a number of products for a variety of applications, beginning in the second quarter of 1995, sales of the Company's CL480 family of products have represented a significant percentage of the Company's total net revenues and accounted for a majority of the growth of the Company's total net revenues beginning in the second quarter of 1995. The Company expects that revenues from its MPEG 1 decoder products including the CL480 and CL680 families of products will decrease as a percentage of total revenues, but continue to account for a significant portion of its product revenues in 1997.* Over time, C-Cube expects that price competition will result in declining average selling prices for this family of products.* The Company has implemented several programs that have reduced costs associated with these families of products. In the event that increases in unit sales and other manufacturing efficiencies of these families of products do not offset decreasing sales prices in the future, the Company's business and results of operations would be materially and adversely affected. C-Cube anticipates that overall product gross margin may decrease as a result of a number of factors including anticipated declines in average selling prices over time.* The timing of volume shipments and the life cycles of the Company's products are difficult to predict due in large measure to the emerging nature of the markets for C-Cube's products, the future effect of product enhancements by the Company and its current and future competitors. Declines in demand for the Company's products, particularly the CL480 and CL680 families of products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on C-Cube's business and results of operations.

Customers

   The following table lists certain of the Company's customers:

     Market                         Customers
--------------------------------------------------------------
    Consumer      Sinorex                  Serial Systems
   Electronics    Samsung                  Idall
                  Kanematsu Semiconductor  Malata
--------------------------------------------------------------
                  Thomson Consumer         Insight Electronics
                  Electronics
 Communications   Echostar                 Scientific Atlanta
                  Celestica                TV/Com
                  Nokia Satellite Systems
--------------------------------------------------------------

   During 1996 one customer accounted for 12% of the Company's net revenues. During 1995 two customers accounted for 14% and 10% of the Company's net revenues, respectively. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future. During 1994 no individual customer represented 10% or more of net revenues.

Research and Development

   C-Cube believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 1996, the Company had 344 full-time employees engaged in research and development. Expenditures for research and development in 1996, 1995 and 1994 were approximately $44.2 million, $14.3 million and $9.8 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. In addition, markets for C-Cube's products are characterized by intense price competition. As the markets for the Company's products develop and competition increases, C-Cube anticipates that product life cycles will shorten and average selling prices will decline.* In particular, average selling price and product gross margin for each of the Company's products will decline as such products mature and as per order unit volumes for such products increase.* The Company's operating results will depend to a significant extent on its ability to continue to successfully introduce new products on a timely basis and to reduce costs of existing products.* In particular, C-Cube currently intends to announce several new products over the next year, including next generation MPEG 2 decoders and encoders.* There can be no assurance that these products will be successfully developed or will achieve market acceptance, and these products are not expected to contribute significantly to revenues in the first half of 1997. The failure of any of these products to be successfully introduced and achieve market acceptance could have a material adverse effect on the Company's business and results of operations. In addition, the Company continues to sell a number of earlier generation products; any failure to manage the transition to new products effectively would have a material adverse effect on the Company's business and results of operations. The success of new product introductions is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new product designs, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of C-Cube's and its customers' products. As a result, the Company believes that continued significant expenditures for research and development will be required in the future.* Because of the complexity of its products, C-Cube has experienced delays from time to time in completing development and introduction of new products, and, as a result, has from time to time not achieved the market share anticipated for such products. There can be no assurance that such delays will not be encountered in the development and introduction of future products, including the products currently expected to be announced over the next year. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render C-Cube's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of any of the Company's new product development efforts could have a material adverse effect on C-Cube's business and results of operations.

Sales and Marketing

   C-Cube's sales and marketing strategy targets markets for which digital video compression is an enabling technology in order to achieve key design wins with industry leaders as well as early adopters of digital video technology. To implement its strategy, the Company has established a direct sales force and a worldwide network of independent sales representatives and distributors. In addition, C-Cube has a team of application engineers who assist customers in designing in the Company's products.

   In the United States, the Company sells its products through the direct sales channel, independent representatives and a distributor. The Company records revenues from product sales to customers at the time of shipment. Generally, the Company pays its independent sales representatives on a fixed commission basis. As of December 1996, C-Cube had North American regional sales offices in California, Georgia, and Quebec and international sales offices in the United Kingdom, Korea, China, Hong Kong, Singapore, Taiwan and Japan. In Japan, C-Cube sells products through the direct sales force of C-Cube Japan, Inc. ("CCJ") and a distributor. CCJ was formed by the Company and Kubota Corporation in 1988 and is owned 65% by C-Cube and 35% by Kubota. The primary business of CCJ is the marketing, sales and support of the Company's products in Japan. Internationally, the Company has commissioned sales representatives or distributors in Australia, Canada, France, Germany, Great Britain, Hong Kong, Italy, Korea, Malaysia, Scandinavia, Singapore and Taiwan. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time revenues from product sales are recorded.

International Business Activities

   During 1996, 1995 and 1994, international revenues accounted for approximately 67%, 70% and 38% of the Company's net revenues, respectively, and C-Cube believes that international revenues will continue to account for a significant portion of net revenues.* The significant portion of international revenues in 1996 and 1995 is due primarily to the increase in the sales of MPEG 1 decoder products in Asia. The Company's success will depend in part upon its ability to manage international marketing and sales operations and manufacturing relationships. In addition, C-Cube purchases a substantial portion of its assembly services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG 1 decoder products, such as VideoCD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company manufactures and sells product to customers in Korea and is subject to the risk of political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or to sell its products in foreign markets.

Manufacturing

   C-Cube has chosen to use independent silicon foundries to fabricate its integrated circuits, and assembly, test and packaging are subcontracted to third parties. This approach enables the Company to concentrate its resources on product design and development, where C-Cube believes it has greater competitive advantages. The Company, however, continues to evaluate other sources for wafer capacity in 1997 and beyond.

   The Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.65 micron, 0.5 micron and the Matsushita Electronics Corporation ("MEC") 0.35 micron process feature sizes, using either two or three layers of metal interconnect. Certain of C-Cube's new products are being designed for 0.35 micron feature sizes. Fabricated wafers are either tested by the fabrication facility to C-Cube specifications or the Company takes receipt of untested wafers and works with subcontractor testing facilities. Once the fully tested and accepted wafers are received by C-Cube, the die are assembled into packages by subcontractors, primarily located in Japan, Korea and the United States. The Company utilizes multiple assembly subcontractors for its products.

   In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provides that TSMC will produce and ship wafers to C-Cube at specified prices and requires C-Cube to make two advance payments totaling $49 million. TSMC will apply this prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount will be amortized to inventory as wafers are received. The first advance payment of $24.5 million was made in June 1996, and the final payment, which is evidenced by an unsecured promissory note, is due June 1997. At December 31, 1996, $2.8 million of the $49 million production capacity rights is included in other current assets.

   The Company believes that foundry capacity in the semiconductor industry, particularly for smaller geometries and more advanced processes may become increasingly limited over the next several years, resulting in greater difficulty in obtaining adequate capacity, increased prices and increased lead times.* Any increase in the demand for semiconductor wafers over currently expected levels, or any failure of foundry capacity in the industry to grow at anticipated rates would magnify these shortages.* The Company's future operating results will depend in substantial part on its ability to increase the capacity available to it from its existing or new foundries. In order to secure such capacity, the Company has considered and will continue to consider various possible transactions, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships with foundries.* There can be no assurance that the Company will be able to make any such arrangement in a timely fashion or at all, that the Company will not require additional issuances of equity or debt in order to raise capital for any such arrangements or that any such financing would be available to the Company on acceptable terms or at all. If the Company were not able on a timely basis to obtain additional foundry capacity, its business and results of operations would be materially and adversely affected.

   The Company has entered into an agreement with MEC, JVC and Sharp whereby they provided assistance in the development of the CL480 family of products, the CL9100 and the CL680 and currently provide C-Cube with preferential access to MEC's 0.5 and 0.35 micron manufacturing processes. As part of the agreement C-Cube provides MEC the right to sell the CL480 family of products and the CL680 to its internal divisions and to a limited group of VideoCD manufacturers. MEC's right to sell the CL480 has certain volume limitations and is subject to royalty payments to C-Cube.

   C-Cube sources its integrated circuit products from MEC, TSMC, Yamaha and Samsung and is in the process of qualifying additional foundries. This dependence on a small number of foundries subjects the Company to risks associated with an interruption in supply from these foundries. In connection with the manufacture of its newer products, C-Cube needs to continue to evaluate and qualify new foundries that employ advanced manufacturing and process technologies, which are currently available from a limited number of foundries. For example, certain of the new products that the Company intends to introduce require advanced CMOS processes. The Company has in the past experienced increased costs and delays in connection with the qualification of new foundries. There can be no assurance that any delays, cost increases or quality problems resulting from the qualification of new foundries will not have a material adverse effect on C-Cube's business and results of operations.

   The Company's reliance on subcontractors to manufacture and assemble its products involves significant risks, including: reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity; and potential misappropriation of C-Cube intellectual property. The Company obtains foundry capacity through forecasts that are generated in advance of expected delivery dates and are binding on the Company. For example, certain of the Company's suppliers require the Company to make binding forecasts as much as eight months in advance of expected delivery dates. The Company's ability to obtain the foundry capacity necessary to meet the future demand for its products is based on its ability to accurately forecast such future demand. If the Company fails to accurately forecast such future demand, the Company may be unable to timely obtain an adequate supply of wafers necessary to manufacture the number of products required to satisfy the actual demand. There can be no assurance that the Company will continue to accurately forecast the future demand for its products and obtain sufficient foundry capacity in the future. The Company's obligation to make binding forecasts far in advance of delivery subjects the Company to inventory risks, including the risk of obsolescence. With respect to C-Cube's principal foundries, these forecasts are also binding on the foundries upon acceptance by the foundry, subject to minor adjustments. The Company's subcontractors generally do not have firm supply obligations to C-Cube.

   C-Cube has from time to time experienced disruptions in supply, although none of those disruptions have to date materially adversely affected results. There can be no assurance that manufacturing or assembly problems will not occur in the future or that any such disruptions will not have a material adverse effect upon the Company's results of operations. Further, there can be no assurance that suppliers who have committed to provide product will do so, or that the Company will meet all conditions imposed by such suppliers. Failure to obtain an adequate supply of products on a timely basis would delay product delivery to C-Cube's customers, which would have a material adverse effect on the Company's business and results of operations. In addition, C-Cube's business could also be materially and adversely affected if the operations of any supplier are interrupted for a substantial period of time, or if the Company is required, as a result of capacity constraints in the semiconductor industry or otherwise, to increase the proportion of wafers or finished goods purchased from higher cost suppliers in order to obtain adequate product volumes.

   The markets into which C-Cube sells its products are characterized by extreme price competition, and the Company expects the average selling prices of its products and the gross margin for such products will decrease over the life of each product. In order to partially offset declines in the selling price of its products, C-Cube will need to reduce the cost of its products by implementing cost reduction design changes, obtaining costs reductions as and if volumes increase and successfully managing manufacturing and subcontracting relationships. Since the Company does not operate its own manufacturing facilities and must make binding commitments to purchase products, it may not be able to reduce its costs as rapidly as companies that operate their own manufacturing facilities. The failure of the Company to design and introduce lower cost versions of the Company's products in a timely manner or to successfully manage its manufacturing relationships would have a material adverse effect on C-Cube's business and results of operations.

   DiviCom's manufacturing strategy is focused on the rapid transition of products from engineering development to production. DiviCom makes extensive use of the services of electronic component suppliers, referred to as manufacturing distributors, and subcontract assembly houses in order to minimize inventory risks, gain competitive pricing and increase supply flexibility.

   DiviCom's manufacturing group establishes relationships with key supply and subcontract partners. Electronic component distributors are responsible for the procurement and "kitting" of components in preparation for contract assembly.

   Once a product or subsystem has demonstrated design stability, it is transitioned from the DiviCom engineering group to full turnkey assembly and managed by the manufacturing distributor. The manufacturing distributor purchases components to DiviCom specifications, contracts with the assembly facility to perform product builds and ships completed subsystems to DiviCom. DiviCom conducts final integration, system testing, reliability and quality assurance testing and configuration per customer requirements.

Competition

   The markets in which C-Cube competes are intensely competitive and are characterized by declining average selling prices and rapid technology change. C-Cube believes that it competes favorably in the areas of product definition, system cost, functionality, time-to-market, reliability and reputation. C-Cube competes with major domestic and international companies, most of which have substantially greater financial and other resources than C-Cube with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these companies own proprietary video compression technology competitive with C-Cube's standards-based systems. In the consumer electronics market, principal competitors include Philips, SGS-Thomson, Oak Technology and ESS Technology, Inc. as well as several large, integrated Japanese and Korean consumer electronics companies, such as Sony, Hyundai, Toshiba, NEC, Samsung and MEI, which have their own semiconductor design and manufacturing capacity. In the communications market, C-Cube's principal competitors include SGS-Thomson, LSI Logic, Texas Instruments, Hyundai, VLSI Technologies and IBM. In the computer market, principal C-Cube competitors include the increasingly powerful CPUs that are now available from, among others, Intel and Motorola, as well as specialized companies such as Zoran and 8x8, and graphics chip manufacturers such as S3 Incorporated and Trident Microsystems, Inc.

   Recently, competition among suppliers of decoder chips for the communications market has intensified significantly. C-Cube believes the scale-up from limited trials to wide deployment of set-top decoders will occur only gradually over time.* Therefore, success in this market may be dependent upon future design wins rather than upon design wins for trials or early deployment. In the MPEG 2 encoder market IBM is the principal competitor, but is not currently participating in the broadcast communications market, where picture quality and reliability are critical. C-Cube expects that other companies will introduce competing encoder products in the near future.* Although the timing of the production availability of such encoders is uncertain, their availability could have an adverse impact on C-Cube's encoder product revenues and margins. C-Cube may also face increased competition in the future from new entrants into its markets. In particular, as the markets for C-Cube's products develop, competition from large semiconductor companies, such as SGS-Thomson, and from fabless semiconductor companies may increase significantly. Furthermore, as part of C-Cube's foundry relationships, C-Cube has granted certain foundries the rights to develop and manufacture derivative products based on its technology, subject to royalty obligations and certain limitations, which may facilitate direct competition from those larger semiconductor companies. The ability of C-Cube to compete successfully in the rapidly evolving markets for high performance video compression technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price and the efficiency of production, the pace at which customers incorporate C-Cube's integrated circuits into their products or technologies, success of competitors' products and general economic conditions. There can be no assurance that C-Cube will be able to compete successfully in the future.

   A variety of other approaches to digital video compression have been introduced, including wavelets, fractal image compression, proprietary compression algorithms and software only solutions, and other companies are designing products around these or alternative approaches. In addition, manufacturers of general purpose microprocessors, such as Intel and graphics chip manufacturers such as Chromatics, are positioning their products as offering digital video compression capability, and there can be no assurance that system manufacturers will not use such processors for video compression applications. In the event that any of these other approaches, individually or collectively, are adopted in the emerging video compression market on a widespread basis, C-Cube's business and results of operations would be materially and adversely affected.

   In the video networking system business, DiviCom competes with vertically integrated system suppliers including General Instrument, Scientific Atlanta and Philips, as well as more specialized suppliers including the DMV division of News Corp., Nuko and the TV/Com subsidiary of Hyundai. DiviCom believes that it competes favorably based on its expertise and focus in the area of digital video network systems and its constituent components such as digital video compression, digital network and transmission technology. In addition, DiviCom possesses the practical knowledge and experience required to design, manufacture, integrate and support such systems in real-world deployments.

   Several of these competitors, including General Instruments, Scientific Atlanta, TV/Com, DMV (formerly NTL), Philips and Wegener have been established in the analog technology market for many years. Others, such as Nuko, Tadiran/Scopus and Tiernan, have come into the market in recent years as the early stages of digital technology emerged. The only competitor to emerge early with an MPEG 2 product with a discrete design was DMV.

   DiviCom and DiviCom's consumer set-top box technology licensees compete with traditional cable industry set-top box suppliers, such as General Instruments and Scientific Atlanta, as well as consumer electronics companies (which may choose to license DiviCom technology or compete with DiviCom and its licensees) such as Thomson Consumer Electronics, Philips, Sony, Matsushita, Mitsubishi, Zenith, Hyundai and Samsung. DiviCom competes by providing software and system designs that provide more advanced features more economically than are typically available elsewhere.

   DiviCom expects that successful companies in this industry will be those that provide the deployable, affordable end-to-end solutions that support open-standards and industry-accepted architectures.* Delivering a low-cost digital set-top or other highly integrated solution as well as the broadcast video, audio and data systems, is a key factor for successful participation in the digital television market.*

Intellectual Property and Licenses

   The Company attempts to protect its technology through a combination of patents, copyrights, trade secret laws, confidentiality procedures and licensing arrangements. The Company has 10 issued United States patents and 59 U.S. patent applications pending and has filed certain corresponding applications in certain foreign jurisdictions. These patents expire at various times from 2010 to 2014. The Company intends to continue to seek patents on its technology where appropriate. Notwithstanding its patent position, the Company believes that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of its engineers and other personnel are the most important factors in determining the Company's future technological success.

   There can be no assurance that patents will issue from any pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on standards, including MPEG 1, MPEG 2 and JPEG, and the Company does not hold patents or other intellectual property rights for such standards. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. While there is currently no pending intellectual property litigation against the Company, the Company receives from time to time notices of potential infringement of third-party rights and there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology including third-party technology which is or may be embodied in standards. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial amounts in damages and to cease selling the infringing product unless and until the Company is able to develop non-infringing technology or to obtain licenses to the technology which was the subject of the litigation. There can be no assurance that the Company would be successful in such development or that such licenses would be available, and any such development or license could require expenditure of substantial time and other resources.

   The Company has entered into an agreement with MEC, JVC and Sharp whereby they provided assistance in the development of the CL480 family of products, the CL9100 and the CL680 and currently provide C-Cube with preferential access to MEC's 0.5 and 0.35 micron manufacturing processes. As part of the agreement C-Cube provides MEC the right to sell the CL480 family of products and the CL680 to its internal divisions and to a limited group of VideoCD manufacturers. MEC's right to sell the CL480 has certain volume limitations and is subject to royalty payments to C-Cube.

   In 1992, certain license agreements between C-Cube, Kubota and CCJ originally entered into in 1988 were amended to provide in part that Kubota's license to technology would be limited to a perpetual, royalty-free license to sell derivatives of the Company's CL550 product provided that such derivatives are not pin-compatible or competitive with C-Cube's or CCJ's products. In addition, Kubota has a right to develop system level products based on the Company's board designs provided those products are not competitive with C-Cube's products. Kubota also has the right to purchase certain products at most favored customer pricing for use in Kubota's products.

   In February 1992, the Company entered into an agreement providing that it would deposit into escrow certain technology relating to the CL450, CL950 and CL4000 to be released to JVC in the event of bankruptcy or failure to perform development obligations. In the event of such release, JVC may manufacture such products for its own use, subject to certain royalties. In June 1993, C-Cube entered into a joint development agreement with JVC regarding the development of the CL480 pursuant to which JVC paid the Company a development fee and which provides for payment of royalties to JVC based on sales of the product.

   In order to defray the cost of developing its products and to develop products with specifications meeting customer requirements, C-Cube established development relationships with JVC, Philips and Thomson Consumer Electronics. Under these arrangements, these customers provided the Company with significant development funding and development assistance for the CL450, CL950, CLM4500 and CLM4600. In addition, these customers participated with C-Cube in determining the specifications for the performance requirements of these products. As a result of these relationships, the Company believes it has been able to more rapidly introduce products meeting the demands of these as well as other customers for similar applications. As consideration for development funding, C-Cube has agreed to pay certain royalties to such customers and generally retains ownership of such products.

Employees

   As of December 31, 1996, the Company had approximately 669 employees, 344 of whom are engaged in, or directly support, the Company's research and development, 147 of whom are in sales and marketing, 115 of whom are in manufacturing and 63 of whom are in administration. C-Cube's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. C-Cube believes its employee relations are good.

   C-Cube's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing and management personnel. The loss of the services of key personnel could have a material adverse effect on the Company's business. C-Cube has recently added a number of new key people to its management team and is currently seeking certain additional engineering, marketing and management personnel. The Company's success in the future will depend in part on the successful assimilation of such new personnel. C-Cube also obtains assistance from customers whose engineers participate in development programs at the Company. The continuing availability of such support is dependent upon a number of factors, including relationships with customers and the ability of such engineers, many of whom are foreign residents, to obtain immigration visas. The competition for such personnel, particularly for engineering personnel, is intense and the loss of such personnel could have a material adverse effect on C-Cube.

Acquisitions

   On August 28, 1996, the Company acquired DiviCom Inc. a digital video networking company. C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock, assumed options exercisable for 264,000 shares of its common stock and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own.

   On November 17, 1995, C-Cube completed the acquisition of MCT, a privately-held supplier of digital video processing and video windowing technology for the personal computer market based in Santa Clara, CA. The primary motivation behind the acquisition was to have MCT personnel supplement the Company's capabilities in the area of reference designs, application software and the development of highly integrated video solutions that optimize C-Cube's existing product lines.

ITEM 2.   Properties

   C-Cube's principal facilities consist of approximately 263,000 square feet of space in six buildings located in Milpitas, California. This space is leased pursuant to five agreements that expire on various dates through April 14, 2005. The Company believes its existing facilities and other available facilities will be adequate to meet its requirements for at least the next 12 months.

ITEM 3.   Legal Proceedings

   From time to time the Company is party to certain litigation or legal claims. Management has reviewed all pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial position or results of operations.

ITEM 4.   Submission of Matters to a Vote of Security Holders

   None.

Executive Officers of the Registrant

   The following table lists the names, ages and positions held with the Registrant of all executive officers of the Registrant as of March 3, 1997. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

     Name                        Age          Position
     ----                        ---          --------
 Alexandre A. Balkanski, Ph.D.   36  President, Chief Executive Officer and
                                       Director
 James G. Burke                  53  Vice President of Finance and
                                       Administration, Chief Financial Officer
                                       and Secretary
 Nolan Daines.                   37  President and Chief Executive Officer -
                                       DiviCom
 Brian T. Connors                42  Vice President of Sales
 Alex Daly                       35  Vice President of Marketing
 Richard Foreman                 42  Vice President and Chief Information
                                       Officer
 Mark K. Allen                   41  Vice President of Operations

   Dr. Balkanski co-founded the Company in July 1988 as Vice President and was named Senior Vice President in August 1989. From February 1993 to February 1994 Dr. Balkanski was Vice President of Worldwide Sales and Marketing. He became an Executive Vice President in February 1994 and from October 1994 to July 1995 served as Chief Operating Officer. He has served as President and Chief Executive Officer since July 1995. He was elected to the Board of Directors in April 1993. Prior to founding C-Cube, Dr. Balkanski was the founder and the President of Diamond Devices Inc., a semiconductor company which was formed to develop fast algorithms and VLSI architectures for digital signal processing. Dr. Balkanski currently serves on the board of directors of Sierra Semiconductor, Inc. and CKS/Group. Dr. Balkanski holds a B.A. in physics from Harvard College and an M.S. in physics and a Ph.D. in business economics from Harvard University.

   Mr. Burke joined the Company in November 1992 as Vice President of Finance and Administration, Chief Financial Officer and Secretary. From April 1992 to October 1992, he was Chief Operating Officer and a Director of Advanced Network Solutions Corporation, a start-up company focusing on standards-based electronic messaging. From April 1990 to April 1992, Mr. Burke was self-employed as a consultant to start-up businesses. He was previously the founding Chief Financial Officer for both Insite Peripherals and Vertex Peripherals, and from November 1986 to April 1990 served as Executive Vice President, Operations of Insite Peripherals. He holds B.S. degrees in electrical engineering and naval science from the University of Wisconsin and an M.B.A. from the Harvard University Graduate School of Business Administration. In March 1997, the C-Cube announced that Mr. Burke will be leaving the Company.

   Mr. Daines has been the President and Chief Executive Officer of
DiviCom since its inception in April 1993. Prior to founding DiviCom, Mr. Daines served for nearly two years as Executive Director of Engineering and System Architecture at Compression Labs, Inc., a company specializing in digital compressed video for broadcast and videoconferencing. Before joining Compression Labs, Inc., Mr. Daines co-founded Tidewater Associates where he spent ten years developing a wide range of computer products from workstations to local area networks.

   Mr. Connors joined the Company in January 1994 as a consultant and was named Vice President of Sales in February 1994. From December 1990 until February 1994, he served as Vice President of North American Sales of Synopsys, Inc., an electronic design automation software company. From August 1983 to December 1990, Mr. Connors was with LSI Logic, Inc. ("LSI Logic"), a semiconductor company, most recently serving as Vice President, Strategic Marketing and Sales. He holds a B.S. degree in engineering from Northern Arizona University.

   Mr. Daly joined the Company in June 1995 as Vice President of
Marketing. From 1990 to 1995, he served at Intel Corporation, a semiconductor company ("Intel"), most recently as director of marketing for the mobile computing group. He holds a B.S. degree, cum laude, in electrical engineering from the University of Miami and an M.B.A. from the University of Dallas.

   Mr. Foreman joined the Company in November 1994 as Director of Information Technology. In January 1996 he was appointed Vice President and Chief Information Officer. During 1994, Mr. Foreman was Vice President of the Intouch Group and an information systems consultant to Sybase Corporation. From April 1983 to January 1994, Mr. Foreman held management positions at Cypress Semiconductor, a semiconductor company, including Corporate Controller and Director of Information Systems. Mr. Foreman holds a B.S., with honors, in Mechanical Engineering from Villanova University, an M.S. in Systems Engineering from the University of Pennsylvania and an M.B.A. from the Wharton Graduate School.

   Mr. Allen joined the Company in February 1995 as Vice President of Operations. From 1987 to 1993 he was Vice President of Worldwide Operations for Cypress Semiconductor, a semiconductor company. From 1993 to 1995, he was a student at the Haas School of Business at the University of California, Berkeley. Mr. Allen holds a B.S. in electrical engineering from Purdue University.


                                  PART II

ITEM 5.   Market for Registrant's Common Stock and Related Stockholder Matters

   The Company's common stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "CUBE" since the Company's initial public offering in April 1994. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock on such market (adjusted to reflect a 2-for-1 stock split on December 19, 1995).

                                        High       Low
                                        ----       ---
  1995:
    First Quarter                     $10 1/8    $ 7 1/2
    Second Quarter                     13 7/8      8 15/16
    Third Quarter                      24 1/8     13 5/16
    Fourth Quarter                     62 1/2     19 7/8
  1996:
    First Quarter                     $71        $42 3/4
    Second Quarter                     61 1/2     29 3/4
    Third Quarter                      44 3/4     23 3/8
    Fourth Quarter                     48 1/2     35 1/8

   At March 3, 1997, the Company had 936 holders of record of its common stock and 36,332,320 shares outstanding.

   The market price of C-Cube's common stock has fluctuated significantly since the initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. Many technology companies, including C-Cube, have experienced historic highs in the market price of their equity securities within the last 12 months. The market price of C-Cube's common stock has declined substantially from such historic highs, and may continue to experience significant fluctuations in the future.

Dividend Policy

   The Company has never paid cash dividends on its common stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's existing bank credit agreement prohibits the declaration or payment of cash dividends on its common stock.

ITEM 6.   Selected Financial Data

   The following selected consolidated financial data for each of the three years in the period ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                Years Ended December 31,
                                     ---------------------------------------------
                                     1996       1995      1994      1993      1992
                                     ----       ----      ----      ----      ----
                                (In thousands, except percentage and per share amounts)
Statement of Operations Data:
Net revenues:
  Product                          $319,558   $123,190   $42,026   $20,411   $ 8,783
  Development contracts                 200      1,412     2,993     3,328     4,848
                                   --------   --------   -------   -------   -------
        Total                       319,758    124,602    45,019    23,739    13,631
                                   --------   --------   -------   -------   -------
Costs and expenses:
  Cost of product revenues          144,985     59,253    19,574     8,304     4,850
  Research and development           44,177     14,342     9,774     7,372     7,219
  Selling, general and
    administrative                   39,002     19,227    11,283     8,217     5,326
  Purchased in-process technology   131,349      3,800        --        --        --
                                   --------   --------   -------   -------   -------
        Total                       359,513     96,622    40,631    23,893    17,395
                                   --------   --------   -------   -------   -------
Income (loss) from operations       (39,755)    27,980     4,388      (154)   (3,764)
Interest income (expense), net          (28)     2,059       689      (257)     (273)
Equity in net loss and write-off
  of joint ventures                      --         --        --        --    (1,236)
                                   --------   --------   -------   -------   -------
Income (loss) before income taxes
  and minority interest             (39,783)    30,039     5,077      (411)   (5,273)
Income tax expense                   32,944      4,933        69        71        56
                                   --------   --------   -------   -------   -------
Income (loss) before minority
  interest                          (72,727)    25,106     5,008      (482)   (5,329)
Minority interest in net income
  of subsidiary                         318        211        --        --        --
                                   --------   --------   -------   -------   -------
Net income (loss)                  $(73,045)  $ 24,895   $ 5,008   $  (482)  $(5,329)
                                   ========   ========   =======   =======   =======
Net income (loss) per share (1)    $  (2.15)  $   0.72   $  0.16   $ (0.02)
                                   ========   ========   =======   =======
Shares used in computation (1)       33,928     34,651    31,764    25,406
                                   ========   ========   =======   =======

Product Gross Margin Data:
Net product revenues               $319,558   $123,190    42,026    20,411     8,783
Cost of product revenues            144,985     59,253    19,574     8,304     4,850
                                   --------   --------   -------   -------   -------
Product gross margin               $174,573   $ 63,937    22,452    12,107     3,933
                                   ========   ========   =======   =======   =======
Product gross margin percentage       54.6%      51.9%     53.4%     59.3%     44.8%
                                   ========   ========   =======   =======   =======

Balance Sheet Data:
Cash and short-term investments    $ 82,246   $144,089   $43,833   $ 8,608   $10,907
Working capital                     124,487    158,577    48,751     7,200     7,898
Total assets                        279,515    203,526    67,862    23,925    23,943
Short-term debt and current
  portion of long-term obligations   25,337      3,093     6,908     6,429     5,972
Long-term obligations, net of
  current portion                    87,700     88,010     2,081     2,613     2,529
Stockholders' equity                118,572     87,535    53,488    10,445    10,793


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per share.


                       Quarterly Results of Operations (Unaudited)

                                                     1996                                        1995
                                    ----------------------------------------    ----------------------------------------
                                    Fourth      Third     Second      First     Fourth      Third     Second      First
                                    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                    -------    -------    -------    -------    -------    -------    -------    -------
                                                  (In thousands, except per share and percentage amounts)
Net revenues:
  Product                           $95,520  $  83,180    $72,958    $67,900    $50,353    $35,322   $ 21,054   $16,461
  Development contracts                  --         --         --        200        200         --        560       652
                                    -------  ---------    -------    -------    -------    -------   --------   -------
          Total                      95,520     83,180     72,958     68,100     50,553     35,322     21,614    17,113
                                    -------  ---------    -------    -------    -------    -------   --------   -------
Costs and expenses:
  Cost of product revenues           42,017     37,428     33,561     31,979     24,025     16,955     10,480     7,793
  Research and development           15,327     12,637      9,363      6,850      4,991      3,598      3,007     2,746
  Selling, general and
     administrative                  12,123     10,785      8,294      7,800      6,056      5,183      4,235     3,753
  Purchased in-process technology        --    131,349         --         --      3,800         --         --        --
                                    -------  ---------    -------    -------    -------    -------   --------   -------
          Total                      69,467    192,199     51,218     46,629     38,872     25,736     17,722    14,292
                                    -------  ---------    -------    -------    -------    -------   --------   -------
Income (loss) from operations        26,053   (109,019)    21,740     21,471     11,681      9,586      3,892     2,821
Interest income (expense), net         (677)       (59)       237        471        642        412        528       477
                                    -------  ---------    -------    -------    -------    -------   --------   -------
Income (loss) before income taxes
  and minority interest              25,376   (109,078)    21,977     21,942     12,323      9,998      4,420     3,298
Income tax expense                    8,454      8,679      8,131      7,680      2,974      1,570        285       104
                                    -------  ---------    -------    -------    -------    -------   --------   -------
Income (loss) before minority
  interest                           16,922   (117,757)    13,846     14,262      9,349      8,428      4,135     3,194
Minority interest                      (363)        --         --        681        211         --         --        --
                                    -------  ---------    -------    -------    -------    -------   --------   -------
Net income (loss)                   $17,285  $(117,757)   $13,846    $13,581    $ 9,138    $ 8,428    $ 4,135   $ 3,194
                                    =======  =========    =======    =======    =======    =======   ========   =======
Net income (loss) per share (1)       $0.45  $   (3.46)   $  0.39    $  0.38    $  0.26    $  0.24    $  0.12   $  0.10
                                    =======  =========    =======    =======    =======    =======   ========   =======
Shares used in computation (1)       38,648     34,078     35,697     36,042     35,825     35,264     34,332    33,616
                                    =======  =========    =======    =======    =======    =======   ========   =======
Product Gross Margin Data:
  Net product revenues              $95,520  $  83,180    $72,958    $67,900    $50,353    $35,322    $21,054   $16,461
  Cost of product revenues           42,017     37,428     33,561     31,979     24,025     16,955     10,488     7,793
                                    -------  ---------    -------    -------    -------    -------   --------   -------
  Product gross margin              $53,503  $  45,752    $39,397    $35,921    $26,328    $18,367    $10,566   $ 8,668
                                    =======  =========    =======    =======    =======    =======   ========   =======
  Product gross margin
     percentage                       56.0%      55.0%      54.0%      52.9%      52.3%      52.0%      50.2%     52.7%
                                    =======  =========    =======    =======    =======    =======   ========   =======


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per share.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth certain operating data as a percentage of net revenues for the years ended December 31, 1996, 1995 and 1994:

                                             Years Ended December 31,
                                             ------------------------
                                             1996      1995      1994
                                             ----      ----      ----
   Net revenues:
     Product                                 99.9%     98.9%     93.4%
     Development contracts                    0.1       1.1       6.6
                                            -----     -----     -----
             Total                          100.0     100.0     100.0
                                            -----     -----     -----
   Costs and expenses:
     Cost of product revenues                45.3      47.6      43.5
     Research and development                13.8      11.5      21.7
     Selling, general and administrative     12.2      15.4      25.1
     Purchased in-process technology         41.1       3.0        --
                                            -----     -----     -----
             Total                          112.4      77.5      90.3
                                            -----     -----     -----
   Income (loss) from operations            (12.4)     22.5       9.7
   Interest income (expense), net             0.0       1.6       1.5
                                            -----     -----     -----
   Income (loss) before income taxes and
     minority interest                      (12.4)     24.1      11.2
   Income tax expense                        10.3       4.0       0.1
                                            -----     -----     -----
   Income (loss) before minority interest   (22.7)     20.1      11.1
   Minority interest                          0.1       0.1        --
                                            -----     -----     -----
   Net income (loss)                        (22.8)%    20.0%     11.1%
                                            =====     =====     =====


   Acquisition

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

   Net Revenues

   Product revenues increased 159% to $319.6 million in 1996 compared to $123.2 million in 1995. Revenue from the VideoCD market increased significantly due to an increase in volume shipments of MPEG 1 VideoCD system decoders, led by the CL484VCD advanced MPEG 1 system decoder, which was introduced and began significant volume shipments in the first quarter of 1996. Revenue from the Company's family of encoder products increased primarily due to the acquisition of DiviCom and shipments of its MediaView(tm) MV20 program encoder as well as increased volume shipments of C-Cube's MPEG
2 encoder chips. Revenue from the digital video broadcast market increased due to increased volume shipments of the CL9100 MPEG 2 video decoder product and the CL9110 MPEG 2 transport demultiplexer product. The increase in product revenues noted above was partially offset by a decline in the CL450 MPEG 1 video decoder product shipments and an increased provision for sales return reserves.

   1995 product revenues increased 193% to $123.2 million compared to $42.0 million in 1994. The increase in product revenues was primarily due to volume shipments of the CL480 and CL450 MPEG 1 decoder products, the Company's MPEG 2 encoder products and the CL9100 and CL9110 MPEG 2 decoder products. The CL480 began shipping at the end of 1994, but began significant volume shipments in the first quarter of 1995. The CLM4700 MPEG 2 encoders began volume shipping in the second half of 1994. The CL9100 and CL9110 began shipping at the end of 1994, but began to ship in significant volume in the second half of 1995.

   The Company's revenues from development contracts decreased to $0.2 million in 1996 as compared to $1.4 million in 1995 and $3.0 million in 1994 due to the Company's focus on product sales.

   During 1996 one customer accounted for 12% of net revenues. During 1995 two customers accounted for 14% and 10% of the Company's net revenues, respectively. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future. During 1994 no individual customer represented 10% or more of net revenues.

   International revenues accounted for 67%, 70% and 38% of net revenues in 1996, 1995 and 1994, respectively. International revenues were a significant portion of total revenues primarily due to volume shipments of the CL480 family of products in Asia for VideoCD players in the consumer market. The Company sells products and supports customers in Japan primarily through C-Cube Japan, Inc. ("CCJ"), the Company's 65% owned joint venture with Kubota Corporation. The Company expects that international revenues will continue to represent a significant portion of net revenues. C-Cube's international sales and manufacturing are subject to changes in foreign political and economical conditions and to other risks, including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. See "Item 1. Business - International Business Activities."

   Product Gross Margin

   C-Cube's product gross margin percentage increased to 54.6% in 1996 from 51.9% in 1995 primarily due to cost reduction efforts and a shift in product mix whereby the higher margin encoder products made up a larger portion of sales, due in part to the acquisition of DiviCom. The increase in product gross margin was partially offset by lower margins on end-of-life products in 1996 as compared to 1995. C-Cube's product gross margin percentage decreased to 51.9% in 1995 from 53.4% in 1994 primarily due to a shift in product mix whereby the lower margin MPEG 1 and MPEG 2 decoder products made up a larger portion of sales, partially offset by cost reductions and improved manufacturing yields.

   The markets into which the Company sells its products are characterized by extreme price competition, and C-Cube expects the average selling prices of its products and the gross margin for such products will decrease over the life of each product. In particular, C-Cube expects to experience significant price competition over the next year with respect to decoder products.* The Company anticipates that its product gross margin may decrease due to a continuing change in product mix toward lower margin
MPEG 1 and MPEG 2 decoder products and to decreases in average selling prices of certain products.* In order to partially offset declines in the average selling prices of its products, the Company will need to reduce the cost of its products through design changes, obtaining cost reductions from its manufacturers as and if volumes increase, and successfully managing manufacturing and subcontracting relationships. The failure of the Company to design and introduce lower-cost versions of its products in a timely manner, to take advantage of lower-cost processes, or to successfully manage manufacturing relations could have a material adverse effect on the Company's business and results of operations.

   Research and Development Expenses

   In 1996, research and development expenses were $44.2 million or 13.8% of net revenues, compared to $14.3 million or 11.5% of net revenues, in 1995. The increase in research and development expenses from the prior year is primarily related to an increase in employee-related costs as well as an increase in depreciation and product start-up costs. In 1995, research and development expenses were $14.3 million or 11.5% of net revenues, compared to $9.8 million or 21.7% of net revenues in 1994. The increase in research and development expenses from 1994 reflects higher staffing levels and increased product start-up costs. The increase in research and development expenses reflects the Company's continued efforts to develop and bring to market innovative and cost-effective digital video solutions. The Company anticipates that absolute levels of research and development expenses will increase in future periods.*

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $39.0 million or 12.2% of net revenues in 1996 compared to $19.2 million or 15.4% of net revenues for 1995. The increase in absolute dollars was primarily due to increased staffing and related expenses and increased commissions on higher sales levels. Selling, general and administrative expenses increased to $19.2 million or 15.4% of net revenues in 1995 compared to $11.3 million or 25.1% of net revenues for 1994. The increase from 1994 was primarily due to increased staffing and related expenses, increased commissions on higher sales levels and a higher provision for doubtful accounts. The decrease in selling, general and administrative expenses as a percentage of net revenues over the past three years is primarily due to the significant increase in net revenues over the same period. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.*

   Interest Income (Expense)

   Interest income increased to $5.9 million in 1996 compared to $3.6 million in 1995 primarily due to higher average balances in cash and investments in 1996 as compared to 1995. Interest income increased to $3.6 million in 1995 compared to $1.6 million in 1994 primarily due to the significant increase in cash and investments from cash provided by operations as well as the proceeds from the Company's convertible subordinated note offering in the fourth quarter of 1995. Interest expense and other increased to $6.0 million in 1996 from $1.6 million in 1995 due primarily to interest paid on the $86.3 million principal on convertible subordinated notes issued in the fourth quarter of 1995. Interest expense and other increased to $1.6 million in 1995 from $1.0 million in 1994.

   Income Tax Expense

   The Company provided $32.9 million for income taxes on a loss before income taxes and minority interest of $39.8 million because the purchased in-process technology charge was not tax deductible. Excluding the purchased in-process technology charge, the effective tax rate would have been 36%. The 36% effective rate for 1996 is less than the combined federal and state statutory rate primarily due to tax credits. The Company's effective tax rate for 1995 of 16.5% is lower than the federal statutory rate as the Company has reduced its valuation allowance against its deferred tax assets in order to recognize the earned benefit from operating loss carryforwards. The Company's effective tax rate for 1994 of 1% primarily represents the federal alternative minimum tax rate.

Factors that May Affect Future Results

   The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, supply constraints for other components incorporated into its customers' products, fluctuations in the Japanese Yen to U.S. Dollar exchange rate, and the level of expenditures in manufacturing, research and development, and sales, general and administrative functions.

   In addition, C-Cube's operating results are subject to fluctuation in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has generally shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   The growth in revenues and operating income experienced by C-Cube in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which would indicate relatively lower product demand from mid-first quarter until mid-third quarter. If the future geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these areas make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters. The Company's significant growth in prior periods makes it impossible to assess the effect of any such seasonal trends on the Company's operating results. There can be no assurance, however, that the Company's operating results will not exhibit such seasonal characteristics.

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

   The market price of C-Cube's common stock has fluctuated significantly since the initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. Many technology companies, including C-Cube, have experienced historic highs in the market price of their equity securities within the last 12 months. The market price of C-Cube's common stock has declined substantially from such historic highs, and may continue to experience significant fluctuations in the future.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments decreased to $82.2 million at December 31, 1996 from the $144.1 million at the end of 1995 primarily due to the $65.7 million cash paid related to the DiviCom acquisition (see Note 2 of Notes to Consolidated Financial Statements) and $24.5 million paid to TSMC for wafer capacity. Working capital decreased to $124.5 million at December 31, 1996 from $158.6 million at the end of 1995 primarily due to the reduction in cash and investments discussed above.

   The Company's operating activities provided cash of $15.2 million in 1996, compared to $28.8 million in 1995 reflecting a reduced investment in receivables and an increased investment in production capacity rights.

   C-Cube's investing activities, exclusive of the maturities and purchases of short-term investments of $54.7 million and $49.3 million, respectively, used cash of $75.8 million, primarily for the acquisition of DiviCom and capital expenditures.

   Cash used in financing activities was $2.0 million, reflecting debt payments of $9.5 million partially offset by sales of stock pursuant to employee stock plans of $7.3 million.

   At December 31, 1996, the Company had an available bank line of credit of $20,000,000 which expires September 1, 1997. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996). There were no borrowings under this line at December 31, 1996. The line is collateralized by the Company's receivables, inventory and fixed assets. The agreement requires the Company, among other things, to maintain a tangible net worth, as defined and including convertible subordinated debt, of $102,964,000, quarterly net income (no more than one quarterly loss per fiscal year), a minimum quick ratio of 0.8 to 1, and a maximum debt to tangible net worth (as defined) ratio of 1.4 to 1. In addition, the bank agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at December 31, 1996.

   In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provides that TSMC will produce and ship wafers to C-Cube at specified prices and requires C-Cube to make two advance payments totaling $49 million. TSMC will apply this prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount will be amortized to inventory as wafers are received. The first advance payment of $24.5 million was made in June 1996, and the final payment, which is evidenced by an unsecured promissory note, is due June 1997. At December 31, 1996, $2.8 million of the $49 million production capacity rights is included in other current assets.

   Based on current plans and business conditions, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and available borrowings will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. The Company will continue to evaluate its options for the conversion or repayment of its convertible subordinated notes as obligations become due. In addition, the Company has considered and will continue to consider various possible transactions to secure additional foundry capacity, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships with foundries.

ITEM 8.   Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedule
--------------------------------------------------------------

Financial Statements:
Independent Auditors' Report
Consolidated Balance Sheets at December 31, 1996 and 1995
Consolidated Statements of Operations for the years ended December 31, 1996,
   1995 and 1994
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
   1995 and 1994
Notes to Consolidated Financial Statements

Financial Statement Schedule:
Independent Auditors' Report
Schedule II-Valuation and Qualifying Accounts and Reserves

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.


                                         [DELOITTE & TOUCHE LOGO APPEARS HERE]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

   We have audited the accompanying consolidated balance sheets of C-Cube Microsystems Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C-Cube Microsystems Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California
January 15, 1997

                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)

                                                   December 31,   December 31,
                                                       1996          1995
                                                       ----          ----
                            ASSETS
Current assets:
  Cash and equivalents                              $ 76,241        $133,414
  Short-term investments                               6,005          10,675
  Receivables, net of allowances: 1996 -- $14,092,
     1995 -- $2,787                                   40,706          24,421
  Inventories                                         28,056          11,871
  Deferred taxes                                      18,423           3,414
  Other current assets                                23,246           2,468
                                                    --------        --------
          Total current assets                       192,677         186,263

  Property and equipment -- net                       22,653           7,222
  Production capacity rights                          46,200              --
  Distribution rights -- net                           1,812           1,977
  Purchased technology -- net                         12,895           3,095
  Other assets                                         3,278           4,969
                                                    --------        --------
          Total                                     $279,515        $203,526
                                                    ========        ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                     $ 24,500        $  1,934
  Accounts payable                                    18,320          10,704
  Accrued compensation and benefits                   10,243           4,253
  Other accrued liabilities                            7,260           3,987
  Income taxes payable                                   320           5,649
  Deferred contract revenue                            6,710              --
  Current portion of long-term obligations               837           1,159
                                                    --------        --------
          Total current liabilities                   68,190          27,686
  Long-term obligations                               87,700          88,010
  Deferred taxes                                       4,440              --
                                                    --------        --------
          Total liabilities                          160,330         115,696
                                                    --------        --------
Minority interest in subsidiary                          613             295
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000 shares
     authorized                                           --              --
  Common stock, $0.001 par value, 50,000 shares
     authorized; shares outstanding:
     1996 -- 36,013, 1995 -- 32,363                  191,044          87,124
  Deferred stock compensation                           (250)           (635)
  Notes receivable from stockholders                    (305)           (459)
  Accumulated translation adjustments                 (1,238)           (860)
  Unrealized loss on investments                         (13)            (14)
  Retained earnings (deficit)                        (70,666)          2,379
                                                    --------        --------
          Total stockholders' equity                 118,572          87,535
                                                    --------        --------
          Total                                     $279,515        $203,526
                                                    ========        ========

              See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)

                                                 Years Ended December 31,
                                                 ------------------------
                                               1996        1995        1994
                                               ----        ----        ----
Net revenues:
  Product                                    $319,558    $123,190    $42,026
  Development contracts                           200       1,412      2,993
                                             --------    --------    -------
     Total                                    319,758     124,602     45,019
                                             --------    --------    -------
Costs and expenses:
  Cost of product revenues                    144,985      59,253     19,574
  Research and development                     44,177      14,342      9,774
  Selling, general and administrative          39,002      19,227     11,283
  Purchased in-process technology             131,349       3,800         --
                                             --------    --------    -------
     Total                                    359,513      96,622     40,631
                                             --------    --------    -------
Income (loss) from operations                 (39,755)     27,980      4,388
Other income (expense):
  Interest income and other                     5,934       3,637      1,643
  Interest expense and other                   (5,962)     (1,578)      (954)
                                             --------    --------    -------
     Total                                        (28)      2,059        689
                                             --------    --------    -------
Income (loss) before income taxes and
   minority interest                          (39,783)     30,039      5,077
Income tax expense                             32,944       4,933         69
                                             --------    --------    -------
Income (loss) before minority interest        (72,727)     25,106      5,008
Minority interest in net income of
   subsidiary                                     318         211         --
                                             --------    --------    -------
Net income (loss)                            $(73,045)   $ 24,895    $ 5,008
                                             ========    ========    =======
Net income (loss) per share                  $  (2.15)   $   0.72    $  0.16
                                             ========    ========    =======
Shares used in computation                     33,928      34,651     31,764
                                             ========    ========    =======

              See notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)

                             Convertible                                   Notes
                           Preferred Stock    Common Stock    Deferred   Receivable  Accumulated Unrealized  Retained     Total
                           ---------------- ----------------    Stock       From     Translation   Loss on   Earnings Stockholders'
                           Shares   Amount  Shares    Amount Compensation Stockholders Adjustments Investments (Deficit)  Equity
                           --------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1994   7,494   $37,064   8,476  $  2,743  $ (893)       $(614)       $  (331)    $ --      $(27,524) $ 10,445
Common stock issued under
  stock plans                                 1,808       863                                                                  863
Conversion of convertible
  preferred stock into
  common stock             (7,494)  (37,064) 14,988    37,064                                                                   --
Sale of common stock net of
  issuance costs of $1,111                    5,520    37,391                                                               37,391
Deferred stock compensation                               421    (615)                                                        (194)
Amortization of deferred
  stock compensation                                              443                                                          443
Collection of notes
  receivable from stockholders                                                 108                                             108
Accumulated translation
  adjustments                                                                                (495)                            (495)
Unrealized loss on investments                                                                         (81)                    (81)
Net income                                                                                                         5,008     5,008
                           --------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994    --        --  30,792    78,482  (1,065)        (506)          (826)     (81)      (22,516)   53,488
Common stock issued under
  stock plans                                 1,571     1,967                                                                1,967
Tax benefit from employee
  stock transactions                                    5,907                                                                5,907
Amortization of deferred
  stock compensation                                              430                                                          430
Collection of notes
  receivable from stockholders                                                  47                                              47
Accumulated translation
  adjustments                                                                                 (34)                             (34)
Unrealized gain on investments                                                                          67                      67
Capital activity of subsidiary                            768                                                                  768
Net income                                                                                                        24,895    24,895
                           --------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995    --        --  32,363    87,124    (635)        (459)          (860)     (14)        2,379    87,535
Common stock issued under
  stock plans                                 1,359     7,302                                                                7,302
Common stock issued and
  stock options assumed in
  connection with
  business acquisition                        2,291    76,580                                                               76,580
Tax benefit from employee
  stock transactions                                   20,038                                                               20,038
Amortization of deferred
  stock compensation                                              385                                                          385
Collection of notes
  receivable from stockholders                                                 154                                             154
Accumulated translation
  adjustments                                                                                (378)                            (378)
Unrealized gain on investments                                                                           1                       1
Net loss                                                                                                         (73,045)  (73,045)
                           --------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996    --       $--  36,013  $191,044   $(250)       $(305)       $(1,238)    $(13)     $(70,666) $118,572
                           ========================================================================================================

              See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                   Years Ended December 31,
                                                 ---------------------------
                                                 1996       1995        1994
                                                 ----       ----        ----
Cash flows from operating activities:
  Net income (loss)                           $(73,045)    $24,895     $5,008
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Equity in net loss and write-off of
       joint ventures and investments               --          --        200
     Minority interest in subsidiary               318         295         --
     Depreciation and amortization               7,728       3,073      2,079
     Deferred income taxes                      (9,007)     (5,224)        --
     Purchased in-process technology           131,349       3,800         --
     Changes in assets and liabilities:
        Receivables                               (890)    (13,627)    (4,539)
        Inventories                             (6,751)     (7,138)    (1,602)
        Production capacity rights             (24,500)         --         --
        Prepaids and other assets                 (455)       (244)    (1,342)
        Accounts payable                        (6,685)      7,312        504
        Accrued liabilities                     (2,841)     15,707         88
                                              --------    --------    -------
  Net cash provided by operating activities     15,221      28,849        396
                                              --------    --------    -------
Cash flows from investing activities:
  Maturities of short-term investments          54,701      49,700     18,914
  Purchases of short-term investments          (49,297)    (29,758)   (44,860)
  Capital expenditures                         (17,141)     (5,389)    (1,493)
  Acquisition of business (net of $8.4 million
    cash acquired in 1996)                     (58,568)     (4,818)        --
  Other assets                                    (126)       (264)      (558)
                                              --------    --------    -------
  Net cash provided by (used in) investing
    activities                                 (70,431)      9,471    (27,997)
                                              --------    --------    -------
Cash flows from financing activities:
  Bank term loan borrowings (repayments) -- net     --        (694)      (306)
  Notes payable -- net                          (8,836)     (3,596)        98
  Repayments of capital lease obligations         (626)     (1,078)    (1,444)
  Issuance of convertible subordinated notes        --      83,662         --
  Sale of common stock, net of notes receivable  7,302       2,735     38,254
  Collection of stockholder notes receivable       154          47        108
                                              --------    --------    -------
  Net cash provided by (used in) financing
    activities                                  (2,006)     81,076     36,710
                                              --------    --------    -------
Exchange rate impact on cash and equivalents        43         344        (45)
                                              --------    --------    -------
Net increase (decrease) in cash and
  equivalents                                  (57,173)    119,740      9,064
Cash and equivalents, beginning of period      133,414      13,674      4,610
                                              --------    --------    -------
Cash and equivalents, end of period           $ 76,241    $133,414    $13,674
                                              ========    ========    =======
Supplemental schedule of noncash investing
  and financing activities:
  Computer and office equipment acquired
    under capital lease arrangements           $    --    $     --    $   994
  Deferred stock compensation                       --          --        615
  Unrealized gain (loss) on investments              1          67        (81)
  Issuance of note payable for production
    capacity rights                             24,500          --         --
Supplemental disclosure of cash flow
  information --
  Cash paid during the period for:
     Interest                                  $ 5,852    $    519    $   571
     Income taxes                               38,127         133         69

              See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1996, 1995 and 1994

Note 1.  Organization and Significant Accounting Policies

Organization

  C-Cube Microsystems Inc. (the "Company") was founded in July 1988. The Company operates in one industry as a leading provider of both digital video semiconductor solutions which implement international standards for digital video, including MPEG 1 and MPEG 2, and digital video networks for broadcast communications applications.

Consolidation

  The consolidated financial statements include the Company, its wholly owned subsidiaries and C-Cube Japan, Inc. (a 65% owned Japanese subsidiary) after elimination of intercompany accounts and transactions.

Cash and Equivalents and Short-term Investments

  All highly liquid debt instruments purchased with a remaining maturity of three months or less are classified as cash equivalents.

  Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. Debt securities are classified as available-for-sale when the Company generally has the ability and intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity. Securities available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. All available-for-sale securities are classified as current assets.

Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

  Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of three years. Equipment under capital lease and leasehold improvements is amortized over the shorter of their estimated useful lives, generally three years, or the lease term.

Investments in Companies

  Investments in 20% to 50% owned companies are accounted for using the equity method. Investments in less than 20% owned companies are accounted for using the cost method unless the Company can exercise significant influence or the investee is economically dependent upon the Company, in which case the equity method is used. Such investments are included in other assets.

Revenue Recognition

  The Company records product sales to customers and distributors at the time of shipment. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time sales are recorded.

  Revenue from product development agreements is recognized using the percentage of completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made.

Research and Development

  Research and development expenses include costs and expenses associated with the development of the Company's design methodology and the design and development of new products, including initial nonrecurring engineering and product verification charges from foundries. Research and development is expensed as incurred.

Income Taxes

  The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, which requires an asset and liability approach to account for income taxes and requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Significant estimates include the allowance for doubtful accounts, provisions for stock rotation, price protection and warranty as well as realization of intangible assets. Actual results could differ from those estimates.

Fair Value of Financial Instruments

  Financial instruments include cash equivalents, short-term investments, a promissory note and convertible subordinated notes. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. Fair value of convertible subordinated notes is determined using market information and valuation methodologies considered to be appropriate. The estimated fair value of the Company's convertible subordinated notes was $111 million and $184 million at December 31, 1996 and 1995, respectively. The estimated fair value of all other financial instruments at December 31, 1996 and 1995 was not materially different from the values presented in the consolidated balance sheets.

Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable. By policy, the Company places its investments only with financial institutions meeting its credit guidelines and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or in any type of instrument. Almost all of the Company's trade accounts receivable are derived from sales to manufacturers and distributors in the consumer electronics, computer and communications markets. The Company performs ongoing credit evaluations of its customers' financial condition and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.

Product and Geographic Risks

  Beginning in the second quarter of 1995, sales of the Company's MPEG 1 system decoders have represented a significant percentage of the Company's total net revenues. The Company expects that revenues from its MPEG 1 system decoders will account for a significant portion of its product revenues in 1997. Declines in demand for these products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

  C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls and changes in tax laws, tariffs and freight rates. The Asian consumer electronics market comprises a substantial market for products utilizing the Company's MPEG 1 system decoders, such as VideoCD players. As a consequence, any political, economic or other instability in the region could significantly reduce demand for products from certain of the Company's major customers.

Foreign Currency Translation

  The functional currency of C-Cube Japan is the Japanese yen. Accordingly all assets and liabilities of C-Cube Japan are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. Gains and losses from translation are recorded directly into a separate component of stockholders' equity. Foreign currency transaction gains and losses were immaterial in 1996, 1995, and 1994.

Amortization of Distribution Rights

  As a result of the Company increasing its ownership interest in C-Cube Japan to 65% at December 31, 1992, the Company capitalized $2,471,000 as distribution rights and amortizes this intangible asset over its expected useful life of 15 years. Accumulated amortization was $659,000 and $494,000 at December 31, 1996 and 1995, respectively. The Company evaluates the recoverability of this and other long-lived assets on a regular basis based on estimated future undiscounted cash flows.

  During 1995, the Company and Kubota Corporation contributed additional equity to C-Cube Japan and the Company recorded a $768,000 adjustment to paid-in capital to reflect subsidiary losses previously recognized.

Net Income (Loss) Per Share

  Net income (loss) per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options) outstanding during 1996, 1995 and 1994. Pursuant to rules of the Securities and Exchange Commission Staff, all common shares issued and options to purchase shares of common stock granted by the Company at a price less than the initial public offering price during the twelve months preceding the offering date (using the treasury stock until shares are issued) have been included in the computation of common and common equivalent shares outstanding for periods prior to the April 1994 initial public offering.

Stock-Based Compensation

  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income or stockholders' equity.

Note 2. Acquisitions

  On August 28, 1996, the Company acquired DiviCom Inc. a digital video networking company. C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock valued at $69.6 million, assumed options exercisable for 264,000 shares of its common stock valued at $7.0 million and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own. The purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

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

  Excluding the one-time charge of $133 million, intercompany sales and cost of sales, and including amortization of purchased technology, pro forma revenue, net income and earnings per share would be $354 million, $49 million and $1.29, respectively for the year ended December 31, 1996, and $155 million, $21 million and $.57, respectively for the year ended December 31, 1995 assuming DiviCom had been acquired at the beginning of the respective periods. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented or of future operations of the combined companies.

  On November 17, 1995, the Company acquired all of the outstanding capital stock of Media Computer Technologies, Inc. ("MCT"), a fabless semiconductor company marketing video based products, for cash of $6.35 million, including $100,000 of acquisition costs. The Company withheld $1,125,000 of the purchase price which is included in long-term obligations as of December 31, 1996 and 1995. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Purchased technology of $1.7 million and goodwill of $1.6 million are each being amortized over 5 years. Approximately $3.8 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1995.

Note 3.  Wafer Supply Agreement

  In the second quarter of 1996 the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provides that TSMC will produce and ship wafers to C-Cube at specified prices and requires C-Cube to make two advance payments totaling $49 million. TSMC will apply this prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount will be amortized to inventory as wafers are received. The first advance payment of $24.5 million was made in June 1996, and the final payment, which is evidenced by an unsecured promissory note, is due June 1997. At December 31, 1996, $2.8 million of the $49 million production capacity rights is included in other current assets.

Note 4.  Investments

  Investments include the following debt securities as of December 31, 1996 and 1995:

                                                     Unrealized   Unrealized
                                 Amortized   Market    Holding      Holding
                                   Cost      Value      Gains       Losses
                                 ---------   ------  ----------   ----------
                                               (in thousands)
   Available-for-sale corporate
     debt securities:
   December 31, 1996             $ 6,018    $ 6,005      $--          $13
                                 =======    =======      ===          ===
   December 31, 1995             $10,689    $10,675      $11          $25
                                 =======    =======      ===          ===

  There were no gains or losses on the sale of investments in 1996 or 1995.

Note 5.  Inventories

  Inventories consist of:

                                              December 31,
                                           -------------------
                                           1996           1995
                                           ----           ----
                                             (in thousands)
             Finished goods               $22,817       $ 7,572
             Work-in-process                2,898         1,667
             Raw materials                  2,341         2,632
                                          -------       -------
                       Total              $28,056       $11,871
                                          =======       =======

Note 6.  Property and Equipment

  Property and equipment consist of:

                                                   December 31,
                                               -------------------
                                               1996           1995
                                               ----           ----
                                                  (in thousands)
        Equipment under capital lease         $ 3,647        $ 3,814
        Machinery and equipment --
          principally computers                34,113         11,821
        Furniture and fixtures                  3,068          1,417
        Leasehold improvements                  2,449            512
                                              -------        -------
                  Total                        43,277         17,564

        Accumulated depreciation and
          amortization                        (20,624)       (10,342)
                                              -------        -------
        Property and equipment -- net         $22,653        $ 7,222
                                              =======        =======

Note 7. Line of Credit and Notes Payable to Banks

  At December 31, 1996, the Company had an available bank line of credit of $20,000,000 which expires September 1, 1997. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996). There were no borrowings under this line at December 31, 1996. The line is collateralized by the Company's receivables, inventory and fixed assets. The agreement requires the Company, among other things, to maintain a tangible net worth, as defined and including convertible subordinated debt, of $102,964,000, quarterly net income (no more than one quarterly loss per fiscal year), a minimum quick ratio of 0.8 to 1, and a maximum debt to tangible net worth (as defined) ratio of 1.4 to 1. In addition, the bank agreement prohibits the payment of cash dividends. The Company was in compliance with these covenants at December 31, 1996.

  Notes payable to banks of $1,934,000 at December 31, 1995 represented yen denominated borrowings of 200,000,000 Yen by the Company's Japanese subsidiary, C-Cube Japan, and were repaid in 1996.

Note 8.  Long-term Obligations

  Long-term obligations consist of the following:

                                                December 31,
                                             -----------------
                                             1996         1995
                                             ----         ----
                                               (in thousands)
   Convertible notes (see below)            $86,250      $86,250
   Purchase consideration (see Note 2)        1,125        1,125
   Capital lease obligations (see Note 9)       903        1,633
   Other long-term obligations                  259          161
                                            -------      -------
                                             88,537       89,169
   Current portion                             (837)      (1,159)
                                            -------      -------
   Long-term portion                        $87,700      $88,010
                                            =======      =======

  In November 1995, the Company completed a public debt offering of $86,250,000 aggregate principal amount of convertible subordinated notes. The notes mature in 2005. Interest is payable semi-annually at 5.875% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $30.70 per share, subject to adjustment. Beginning in November 1997, the notes are redeemable at the option of the Company at an initial redemption price of 104.7% of the principal amount. The Company has reserved 2,809,446 shares of common stock for the conversion of these notes. Offering costs of $2,853,000 are included in other assets and are amortized on a straight-line basis as an adjustment to interest expense over the term of the notes.

Note 9.  Lease Commitments

  Equipment with a cost and accumulated amortization of $3,647,000 and $3,380,000 at December 31, 1996 ($3,814,000 and $3,050,000 at December 31,
1995) has been leased under capital leases. In addition, the Company rents office and research facilities under operating lease agreements which expire through April 2005.

  Future minimum annual operating and capital lease commitments at December 31, 1996 are as follows:

                                         Operating          Capital
                                         ---------          -------
                                                (in thousands)
            1997                          $ 2,898            $ 734
            1998                            1,917              240
            1999                            1,494               --
            2000                            1,333               --
            2001                            1,345               --
            Thereafter                      3,703               --
                                          -------            -----

            Total minimum lease payments  $12,690              974
                                          =======
            Amount representing interest                       (71)
                                                             -----
            Present value of minimum lease payments            903
            Current portion                                   (462)
                                                             -----
            Long-term portion                                $ 441
                                                             =====

  Rent expense for operating leases was approximately $2,048,000, $857,000 and $593,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 10.  Stockholders' Equity

Common Stock Offering

  In April 1994, the Company completed an initial public offering of 4,800,000 shares of common stock at a price of $7.50 per share. In May 1994, upon the exercise of the Underwriter's overallotment option, 720,000 additional shares of common stock were sold at $7.50 per share. Concurrent with the Company's initial public offering, each of the 1,910,000 shares of Series A, each of the 2,700,000 shares of Series B and each of the 2,883,738 shares of Series C convertible preferred stock outstanding were converted into two shares of common stock. The proceeds, net of commissions and certain expenses, to the Company from the offering were approximately $37.4 million.

Preferred Stock

  The number of shares of preferred stock authorized to be issued is 5,000,000 with a par value of $0.001 per share. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1996, no shares of preferred stock had been issued.

Common Stock

 The Company's common stock was split two-for-one (effected as a dividend of one share for each outstanding share) on December 19, 1995 for stockholders of record on December 1, 1995. All applicable share and per share data in these financial statements have been restated to give effect to this stock split.

  The Company has authorized 24,486,292 shares of its common stock for issuance to founders, employees and others as designated by the Board of Directors through the Company's stock option plans or through stock purchase agreements. Notes receivable from stockholders bear interest with interest and principal due in 1997.

Employee Stock Option Plans

  The Company's stock option plans (the "Plans") authorize the issuance of 21,637,292 shares of common stock (included in the 24,486,292 authorized shares discussed above) for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors, contractors and consultants. Under the Plans, options are generally granted at fair value at the date of grant. Such options become exercisable over periods of one to five years and expire up to 10 years from the grant date.

  Upon the acquisition of DiviCom in August 1996, 268,285 outstanding options under DiviCom's Stock Option Plan at an average exercise price of $7.75 were assumed by C-Cube. These options retained their original terms.

  The Company repriced 3,532,716 options to $38.125, the market price on September 11, 1996. The repriced shares are treated as canceled and regranted, however, they retain their original vesting terms.

  Option activity under the Plans was as follows:

                                                         Weighted
                                             Number       Average
                                            of Shares  Exercise Price
                                            ---------  --------------
   Outstanding, January 1, 1994             4,562,478     $ 0.43
   Granted                                  1,179,160       6.37
   Exercised                               (1,771,384)      0.35
   Canceled                                  (200,074)      2.55
                                           ----------
   Outstanding, December 31, 1994
     (1,515,018 exercisable at a
     weighted average price of $1.26)       3,770,180       2.20
   Granted (weighted average fair value
     of $10.39)                             3,985,106      17.11
   Exercised                               (1,432,941)      0.78
   Canceled                                  (308,527)      6.66
                                           ----------

   Outstanding, December 31, 1995
     (1,316,523 exercisable at a
     weighted average price of $4.16)       6,013,818      12.20
   Granted (weighted average fair value
     of $17.87)                             8,076,424      40.57
   Exercised                               (1,189,523)      4.56
   Canceled                                (3,899,002)     44.38
                                           ----------
   Outstanding, December 31, 1996           9,001,717     $24.63
                                           ==========

  Additional information regarding options outstanding as of December 31, 1996 is as follows:

                            Options Outstanding                Options Exercisable
                 -----------------------------------------  --------------------------
                                Weighted
                                Average
                               Remaining        Weighted                    Weighted
   Range of         Number    Contractual       Average        Number       Average
Exercise Prices  Outstanding  Life (years)  Exercise Price  Exercisable  Exercise Price
---------------  -----------  ------------  --------------  -----------  --------------
$ 0.14- $ 3.00    1,009,888       5.57          $ 1.20         883,149      $ 1.20
  6.00-   7.50    1,223,873       8.59            7.40         448,741        7.28
  8.00-  13.00    1,003,857       8.10           10.73         437,362       10.32
 14.34-  22.88    1,075,514       8.82           18.78         378,754       18.26
 23.13-  38.00      487,568       9.32           30.66          53,297       28.47
 38.13-  38.13    3,469,800       9.43           38.13          26,500       38.13
 38.75-  50.00      531,217       9.50           41.76          50,638       40.12
 52.38-  52.38       20,000       9.30           52.38              --          --
 54.00-  54.00      170,000       9.28           54.00          22,667       54.00
 63.00-  63.00       10,000       9.15           63.00              --          --
--------------    ---------       ----          ------       ---------      ------
$ 0.14- $63.00    9,001,717       8.66          $24.61       2,301,108      $ 9.36
==============    =========       ====          ======       =========      ======

  At December 31, 1996, 4,497,163 shares were available for future grants.

Employee Stock Purchase Plan

  The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10% of their compensation (as defined) to purchase common stock at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. Stock issued under the plan was 171,000, 138,000 and 36,000 shares in 1996, 1995 and 1994 at weighted average prices of $11.07, $6.51 and $6.38, respectively. The weighted average fair value of the 1996 and 1995 awards was $10.39 and $2.05, respectively. At December 31, 1996, 434,000 shares of common stock were available for issuance under this plan.

Additional Stock Plan Information

  As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements which are granted with exercise prices equal to the fair market value at grant date.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.25 to 6.25 years; stock volatility, 66% in 1996 and 58% in 1995; risk free interest rates, 6.12% in 1996 and 6.62% in 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $85,637 ($2.52 per share) in 1996 and net income would have been $22,392 ($0.65 per share) in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

Deferred Stock Compensation

  In connection with the grant of certain stock options to employees in 1993, the Company recorded deferred stock compensation of $980,000 for the difference between the deemed fair value for accounting purposes and the option price as determined by the Board at the date of grant. Such amount is presented as a reduction of stockholders' equity and is amortized over the 48-month vesting period of the related stock options. In connection with the grant of stock options to employees in the first quarter of 1994, the Company recorded additional deferred stock compensation of $615,000 which will be amortized over the 48-month vesting period of such options.

Note 11.  Income Taxes

 The provision for income taxes is as follows:

                                      December 31,
                                   1996         1995
                                     (in thousands)
                Current:
                 Federal          $37,087      $ 8,779
                 State              4,686        1,636
                 Foreign              170           --
                                  -------      -------

                   Total           41,943       10,415
                Deferred:
                 Federal           (6,660)      (4,606)
                 State             (1,189)        (876)
                 Foreign           (1,150)          --
                                  -------      -------
                   Total           (8,999)      (5,482)
                                  -------      -------
                Total             $32,944      $ 4,933
                                  =======      =======

 Income tax expense in 1994 relates to foreign withholding taxes on certain license and development fees, and alternative minimum taxes. Otherwise, the Company was not required to pay income taxes for that year due to its loss carryforwards.

  Income tax expense differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                  Years Ended December 31,
                                                 -------------------------
                                                 1996       1995      1994
                                                 ----       ----      ----
                                                       (in thousands)
          Tax expense (benefit) computed
            at federal statutory rate         $(14,035)   $10,514    $1,726
          State income taxes, net of
            federal effect                      (1,865)       947       312
          Foreign withholding taxes                170         88         4
          Tax credits                           (4,710)      (892)     (499)
          Change in valuation allowance         (1,324)    (2,149)   (1,716)
          Purchased in-process technology       52,080         --        --
          Foreign loss benefits at different
            rates                                1,069         --        --
          Other                                  1,559     (3,575)      242
                                              --------    -------    ------
          Income tax expense                  $ 32,944    $ 4,933    $   69
                                              ========    =======    ======

  The components of the net deferred tax asset as of December 31 were as follows:

                                                    1996         1995
                                                    ----         ----
                                                      (in thousands)
          Deferred tax assets:
             Accruals and reserves recognized
               in different periods                $14,985      $3,672

             Net operating loss carryforwards        2,302       2,476
             Capitalized research and development      188       1,182
             Tax basis depreciation                  1,163         542
             Other                                   2,045          86
                                                   -------      ------
                    Total                           20,683       7,958
          Valuation allowance                       (1,152)     (2,476)
                                                   -------      ------
                    Net                             19,531       5,482
          Deferred tax liabilities:
             Purchased technology                   (5,548)         --
                                                   -------      ------
          Net deferred tax assets                  $13,983      $5,482
                                                   =======      ======

 At December 31, 1996, the Company has foreign net operating loss carryforwards of approximately $7,995,000 of which $2,215,000 expires through 1998 and $5,780,000 carries forward indefinitely. Income (loss) before income taxes for the years ended December 31, 1996, 1995 and 1994 includes income of $25,956,000, $2,020,000 and $412,000, respectively from the Company's foreign subsidiaries.

Note 12.  Employee Benefit Plan

  The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 20% of their compensation, subject to certain Internal Revenue Service limitations. The Company has not contributed to the plan to date.

Note 13.  Development Agreements

  The Company enters into development agreements with other companies for which it receives development fees with certain payments contingent upon attaining contract milestones. The Company generally retains ownership of the products developed under the agreements; however, some agreements limit the product markets in which the Company may sell the developed product. In addition, under certain of the agreements, the Company is required to pay royalties based on a percentage of the net sales of the products developed under the agreements. Royalty expense was $1,860,000 in 1996, $574,000 in 1995 and $1,377,000 in 1994.

Note 14.  Geographic and Customer Information

  Information concerning the Company's operations by geographic area as of and for the years ended December 31, is as follows:

                       Geographic Region Information

                                             1996         1995         1994
                                             ----         ----         ----
                                                     (in thousands)
 Net revenues from unaffiliated customers
  by geographic region:
   United States                           $241,239      107,341     $37,691
   Bermuda                                   39,813           --          --
   Japan                                     38,706       17,261       7,328
                                           --------     --------     -------
 Net revenues                              $319,758     $124,602     $45,019
                                           ========     ========     =======
 Revenues from affiliates (eliminated in
  consolidation) by geographic region:
   United States                           $ 77,268     $ 13,406     $ 4,979
   Bermuda                                    5,442           --          --
   Japan                                         --           --         112
   Other Areas                                2,925           --          --
                                           --------     --------     -------
 Total revenues from affiliates            $ 85,635     $ 13,406     $ 5,091
                                           ========     ========     =======
 Income (loss) from operations by
  geographic region:
   United States                           $(23,134)    $ 26,574     $ 4,121
   Bermuda                                   (2,229)          --          --
   Japan                                      1,243        2,048         424
   Other Areas                                  190           --          --
   Transfers between geographic areas       (15,825)        (642)       (157)
                                           --------     --------     -------
 Income (loss) from operations             $(39,755)    $ 27,980     $ 4,388
                                           ========     ========     =======
 Identifiable assets by geographic
  region:
   United States                           $335,114     $202,862     $66,184
   Bermuda                                   88,000           --          --
   Japan                                     17,970        6,614       3,660
   Other Areas                                1,371           --          --
   Eliminations                            (162,940)      (5,950)     (1,982)
                                           --------     --------     -------
 Total assets                              $279,515     $203,526     $67,862
                                           ========     ========     =======

  The Company sells its products primarily in Asia, the U.S. and Western Europe. Export revenues for the years ended December 31, consisted of the following:

                                       1996        1995        1994
                                       ----        ----        ----
                                              (in thousands)

   Asia                              $123,745     $63,469     $6,027
   Europe                              14,258       5,435      3,629
                                     --------     -------     ------
 Total export revenues               $138,003     $68,904     $9,656
                                     ========     =======     ======

  International revenues as a percentage of net revenues were 67% in 1996, 70% in 1995 and 38% in 1994. During 1996, one customer accounted for 12% of net revenues. During 1995, two customers accounted for 14% and 10% of net revenues, respectively. During 1994, no single customer accounted for more than 10% of net revenues. At December 31, 1996, three customers represented 15%, 12% and 12% of accounts receivable, respectively. At December 31, 1995, one customer represented 25% of accounts receivable.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                 PART III

ITEM 10.   Directors and Executive Officers of C-Cube Microsystems Inc.

   The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Proposal No. 1: Election of Directors" in C-Cube's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 1997 (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

ITEM 11.   Executive Compensation

   The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.   Certain Relationships and Related Transactions

   The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters - Certain Relationships and Related Transactions" in the Proxy Statement.



PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 28 of this Form 10-K.

   (2) Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 28 of this Form 10-K.
   (3)  Exhibits-See Exhibit Index at page 4423 of this Form 10-K.

(b) The Registrant did not file any reports on Form 8-K during the fourth quarter of 1996.

                               EXHIBIT INDEX

      Exhibit
       Number                   Description
      -------                   -----------
        3.1      Restated Certificate of Incorporation filed June 30, 1994. (3)

        3.2      By-Laws (1)
        4.1      Specimen of Common Stock Certificate. (1)
        4.2      Restated Registration Rights and Shareholder Rights
                 Agreement dated December 18, 1992. (1)
       10.1      Form of Indemnity Agreement for directors and officers. (1)
       10.2      1994 Employee Stock Plan and form of agreement thereunder. (1)
       10.3 1994 Outside Directors Stock Option Plan and form of agreement thereunder. (1)
       10.4      1994 Employee Stock Purchase Plan. (1)
       10.5      1990 Stock Plan and forms of agreements thereunder. (1)
       10.6 Employee Stock Option Plan and form of agreements thereunder. (1)
       10.7 Series A Preferred Stock Purchase Agreement dated July 25, 1988 and January 20, 1989. (1)
       10.8      Series B Preferred Stock Purchase Agreement Dated
                 October 1989, January 26, 1990 and May 30, 1990. (1)
       10.9      Series C Preferred Stock Purchase Plan Agreements dated
                 March 15, 1991, December 16, 1991 and December 18, 1992. (1)
       10.10     Common Stock Purchase Agreement dated December 18, 1992. (1)
       10.11 Loan and Security Agreement and Promissory Note with Comerica Bank--California dated December 27, 1993. (1)
       10.12     Joint Venture Agreement dated July 11, 1990 and
                 First Amendment to and Restatement of Joint Venture
                 Agreement dated December 18, 1992 with Kubota Corporation. (1)
       10.13     Strategic Relationship Agreement dated July 5,
                 1988, First Amendment to and Restatement of Strategic Relationship Agreement dated July 11, 1990 and Second Amendment to and Restatement of Strategic Relationship Agreement dated December 18, 1992 with Kubota Corporation and Kubota C-Cube, Inc. (1)
       10.14     Stock Exchange Agreement and License and Purchase
                 Agreement each dated December 18, 1992, with Kubota Corporation and Kubota C-Cube, Inc. (1)
       10.15     Warrant Agreement dated December 18, 1992 with
                 Kubota Corporation. (1)
       10.16     Financial Support Agreement dated December 18,
                 1992 and form of Amendment to Financial Support Agreement with Kubota Corporation and Kubota C-Cube, Inc. (1)
       10.17     Agreement Regarding Collateral dated December 20,
                 1993 with Kubota Corporation. (1)
       10.18(2)  Letter of Intent dated December 15, 1992 with
                 Advanced Micro Devices, Inc. (1)
       10.19(2) Technology License and Wafer Foundry Agreement dated December 22, 1992 with Texas Instruments
                 Incorporated. (1)
       10.20(2)  Development Agreement and Agreement on CL450A
                 Procurement, each dated June 30, 1993 and Amended Agreement on CL450A Procurement dated September 1, 1993 with Victor Company of Japan, Limited. (1)
       10.21     Secured Promissory Note dated February 17, 1993 by
                 William J. O'Meara. (1)
       10.22     Secured Promissory Note dated October 21, 1993 by
                 James G. Burke. (1)
       10.23     Standard Industrial Lease -- Multi-Tenant dated
                 August 1991 with San Bernardino County Employees Retirement Association, as amended October 19, 1992, January 8, 1993,
                 June 15, 1993 and December 9, 1993. (1)
       10.24     Oxford Financial Services Corporation Master Lease
                 Agreement dated as of May 31, 1994. (3)
       10.25     Agreement dated June 29, 1994 with Donald T. Valentine. (3)
       10.26     Revolving Credit Loan Agreement with Comerica Bank-
                 California dated August 18, 1994. (4)
       10.27(2)  Manufacturing and Sales Agreement between C-Cube
                 Microsystems Inc. and Matsushita Electronics Corporation. (6)
       10.28 Sublease agreement with Atari Games Corporation dated October 4, 1995. (7)
       10.29     Agreement and Plan of Merger By and Among C-Cube
                 Microsystems Inc., MCT Acquisition Corporation, Media
                 Computer Technologies, Inc., Dhimant Bhayani and Hemant Bhayani dated November 17, 1995. (8)
       10.30     Supplemental Stock Option Plan. (9)
       10.31     Amendment to Revolving Credit Loan Agreement dated
                 January 3, 1996. (9)
       10.32(2)  Option Agreement dated May 18, 1996 with Taiwan
                 Semiconductor Manufacturing Co., Ltd. (10)
       10.33     Form of Affiliate Agreement among C-Cube
                 Microsystems, Inc., SAGEM S.A., SAGEM International S.A., Tregor Electronique S.A., and Iena International S.A. dated as of May 28, 1996. (11)
       10.34     Form of Affiliate Agreement among C-Cube
                 Microsystems Inc., DiviCom Inc. and certain stockholders of DiviCom Inc. (11)
       10.35     Form of Voting Agreement among C-Cube Microsystems
                 Inc., SAGEM S.A, SAGEM International S.A. Tregor
                 Electronique S.A. and Iena International S.A. dated as of
                 May 28, 1996. (11)
       10.36 Lease agreement with Callahan-Pentz Properties dated July 9, 1996. (12)
       11.1      Statement regarding computation of net income per share.
       23.1      Independent Auditors' Consent.
       27.1      Financial Data Schedule.


      -------------------------------------------------------------------------
        (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed March 4, 1994, as amended (File
             No. 33-76082)
        (2) Confidential treatment has been grantedgranted as to a portion of this Exhibit.
        (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 5, 1994 (File No. 0-23596)
        (4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed October 28, 1994 (File No. 0-23596)
        (5) Confidential treatment has been requested as to a portion of this Exhibit.
        (6) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 21, 1995 (File No. 0-23596)
        (7) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K filed November 14, 1995 (File No. 0-23596)
        (8) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 15, 1996 (File No. 0-23596)
        (9) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 10, 1996 (File No. 0-23596)
        (10) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 9, 1996 (File No. 0-23596)
        (11) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed August 8, 1996, as amended (File
             No. 33-06653)
        (12) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 13, 1996 (File No. 0-23596)

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                              (Registrant)


Dated:  March 17, 1997              By:   /s/ Alexandre A. Balkanski, Ph.D.
       ----------------                  -----------------------------------
                                           Alexandre A. Balkanski, Ph.D.
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                    Date
         ---------                          -----                    ----

/s/ Donald T. Valentine                  Director and
------------------------             Chairman of the Board       March 17, 1997
 (Donald T. Valentine)

                                           President,
/s/ Alexandre A. Balkanski, Ph.D.   Chief Executive Officer
---------------------------------         and Director
 (Alexandre A. Balkanski, Ph.D.) (Principal Executive Officer)   March 17, 1997

                                 Vice President of Finance and
/s/ James G. Burke           Administration, Chief Financial Officer
------------------------                 and Secretary
 (James G. Burke)                  (Principal Financial and
                                      Accounting Officer)        March 17, 1997

/s/ Gregorio Reyes                        Director               March 17, 1997
------------------------
 (Gregorio Reyes)

/s/ T.J. Rodgers                          Director               March 17, 1997
------------------------
 (T.J. Rodgers)

/s/ Baryn S. Futa                         Director               March 17, 1997
------------------------
 (Baryn S. Futa)

/s/ Donald McKinney                       Director               March 17, 1997
------------------------
 (Donald McKinney)

                                         [DELOITTE & TOUCHE LOGO APPEARS HERE]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

   We have audited the consolidated financial statements of C-Cube Microsystems Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 15, 1997. Our audits also included the consolidated financial statement schedule of C-Cube Microsystems Inc., listed in the Index at Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California
January 15, 1997

                                                                SCHEDULE II

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           For the Years Ended December 31, 1996, 1995 and 1994
                              (in thousands)

                                                       Additions
                                                -----------------------
                                  Balance at    Charged to   Charged to   Deductions     Balance
                                  Beginning     Costs and       Other        From        at End
                                  of Period      Expenses     Accounts     Reserves     of Period
                                  ---------      --------     --------     --------     ---------
YEAR ENDED DECEMBER 31, 1996:
  Sales returns allowance          $1,800         $12,188     $   --        $2,459       $11,529
  Allowance for doubtful accounts     987             900        707 (1)        31         2,563
  Warranty                            567             919      1,467 (1)     1,094         1,859

YEAR ENDED DECEMBER 31, 1995:
  Sales returns allowance          $  848         $ 2,846     $   --        $1,894       $ 1,800
  Allowance for doubtful accounts     443             574         --            30           987
  Warranty                            238             889         --           560           567

YEAR ENDED DECEMBER 31, 1994:
  Sales returns allowance          $  308         $ 1,257     $   --        $  717       $   848
  Allowance for doubtful accounts     190             286         --            33           443
  Warranty                             90             733         --           585           238

(1)  Adjustments relating to purchased business.