Form 10-Q
period 1997-03-31
C CUBE MICROSYSTEMS INC
filed 1997-05-15
CIK 919870

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

For the Quarterly Period Ended March 31, 1997     Commission File No. 0-23596

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

As of April 30, 1997, 36,422,563 shares of the Registrant's Common Stock were outstanding.

=============================================================================

                         C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS



Part I.   Financial Information

Item 1.     Financial Statements:
            Condensed Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996

            Condensed Consolidated Statements of Operations
            Quarter ended March 31, 1997 and 1996

            Condensed Consolidated Statements of Cash Flows
            Quarter ended March 31, 1997 and 1996

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

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)

                                               March 31,    December 31,
                                                 1997           1996
                                               --------       --------
                                              (Unaudited)
                            ASSETS
Current assets:
  Cash and equivalents                         $103,731       $ 76,241
  Short-term investments                          4,985          6,005
  Receivables -- net                             54,856         40,706
  Inventories                                    19,607         28,056
  Deferred taxes                                 16,425         18,423
  Other current assets                           14,929         23,246
                                               --------       --------
          Total current assets                  214,533        192,677
Property and equipment -- net                    24,101         22,653
Production capacity rights                       45,150         46,200
Distribution rights -- net                        1,771          1,812
Purchased technology -- net                      12,023         12,895
Other assets                                      3,200          3,278
                                               --------       --------
          Total                                $300,778       $279,515
                                               ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $ 24,500       $ 24,500
  Accounts payable                               18,662         18,320
  Accrued liabilities                            22,442         17,823
  Deferred contract revenue                       1,721          6,710
  Current portion of long-term obligations          780            837
                                               --------       --------
          Total current liabilities              68,105         68,190
Long-term obligations                            87,587         87,700
Deferred taxes                                    4,831          4,440
                                               --------       --------
          Total liabilities                     160,523        160,330
                                               --------       --------
Minority interest in subsidiary                     668            613
Stockholders' equity:
  Common stock, $0.001 par value, 50,000
    shares authorized; shares outstanding:
    1997 -- 36,370; 1996 -- 36,013              196,432        191,044
  Deferred stock compensation                      (144)          (250)
  Notes receivable from stockholders                 --           (305)
  Accumulated translation adjustments            (1,381)        (1,238)
  Unrealized loss on investments                    (49)           (13)
  Accumulated deficit                           (55,271)       (70,666)
                                               --------       --------
          Total stockholders' equity            139,587        118,572
                                               --------       --------
          Total                                $300,778       $279,515
                                               ========       ========

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                                        Quarter Ended
                                                          March 31,
                                                      -----------------
                                                      1997         1996
                                                      ----         ----
Net revenues                                        $94,132      $68,100
Costs and expenses:
  Cost of revenues                                   40,975       31,979
  Research and development                           15,612        6,850
  Selling, general and administrative                13,070        7,800
                                                    -------      -------
     Total                                           69,657       46,629
                                                    -------      -------
Income from operations                               24,475       21,471
Other income (expense), net                          (1,067)         471
                                                    -------      -------
Income before income taxes and minority interest     23,408       21,942
Income tax expense                                    7,958        7,680
                                                    -------      -------
Income before minority interest                      15,450       14,262
Minority interest in net income of subsidiary            55          681
                                                    -------      -------
Net income                                          $15,395      $13,581
                                                    =======      =======
Net income per share                                $  0.41      $  0.38
                                                    =======      =======
Shares used in computation                           37,944       36,042
                                                    =======      =======

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                      Quarter Ended March 31,
                                                      -----------------------
                                                         1997        1996
                                                         ----        ----
Cash flows from operating activities:
  Net income                                           $ 15,395    $ 13,581
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Minority interest in subsidiary                         55         681
     Depreciation and amortization                        3,489       1,105
     Deferred income taxes                                2,389          --
     Changes in assets and liabilities:
       Receivables                                      (14,503)    (13,697)
       Inventories                                        8,395         675
       Prepaids and other assets                          9,437         352
       Accounts payable                                     352       6,251
       Accrued liabilities                                1,030       4,209
                                                       --------    --------
  Net cash provided by operating activities              26,039      13,157
                                                       --------    --------
Cash flows from investing activities:
  Sales and maturities of short-term investments          2,500       6,700
  Purchases of short-term investments                    (1,524)    (34,595)
  Capital expenditures                                   (4,027)     (5,190)
  Other assets                                               78          17
                                                       --------    --------
  Net cash used in investing activities                  (2,973)    (33,068)
                                                       --------    --------
Cash flows from financing activities:
  Notes payable to banks -- net                              --      (1,044)
  Repayments of capital lease obligations                  (170)       (253)
  Sale of common stock, net of notes receivable           4,010       1,536
  Collection of stockholder notes receivable                305          91
                                                       --------    --------
  Net cash provided by financing activities               4,145         330
                                                       --------    --------
Exchange rate impact on cash and equivalents                279         102
                                                       --------    --------
Net increase (decrease) in cash and equivalents          27,490     (19,479)
Cash and equivalents, beginning of period                76,241     133,414
                                                       --------    --------
Cash and equivalents, end of period                    $103,731    $113,935
                                                       ========    ========
Supplemental schedule of noncash investing and
  financing activities:
  Unrealized gain (loss) on investments                $    (36)   $    (52)
Supplemental disclosure of cash flow information --
  Cash paid during the period for:
    Interest                                           $    106    $     147
    Income taxes                                             74        4,390

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Basis of presentation

       In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, C-Cube Microsystems Inc. ("C-Cube" or the "Company") considers necessary for a fair presentation of the Company's financial position as of March 31, 1997, and the results of operations and cash flows for the quarters ended March 31, 1997 and 1996. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

       The growth in revenues and operating income experienced by the Company in recent quarters is not necessarily indicative of future results. In addition, in view of the significant growth in recent years, C-Cube believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

2.  Inventories

       Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis).
  Inventories consist of:

                              March 31,   December 31,
                                1997          1996
                               -------       -------
                                   (in thousands)
        Finished goods         $14,335       $22,817
        Work-in-process          3,561         2,898
        Raw materials            1,711         2,341
                               -------       -------
                  Total        $19,607       $28,056
                               =======       =======

3.  Recently Issued Accounting Standard

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted.

       SFAS 128 replaces current EPS reporting requirements and requires the Company to present both basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

       If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.43 and $0.41 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different from EPS currently reported for the periods.

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

Quarter ended March 31, 1997

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended March 31, 1997 and 1996:

                                      Quarter Ended March 31,
                                      -----------------------
                                         1997        1996
                                      ----------  -----------
  Net revenues                          100.0%      100.0%
  Costs and expenses:
    Cost of revenues                     43.5        47.0
    Research and development             16.6        10.1
    Selling, general and administrative  13.9        11.5
                                        -----       -----
            Total                        74.0        68.5
                                        -----       -----
  Income from operations                 26.0        31.5
  Interest income (expense), net         (1.1)        0.7
                                        -----       -----
  Income before income taxes and
     minority interest                   24.9        32.2
  Income tax expense                      8.5        11.3
                                        -----       -----
  Income before minority interest        16.4        20.9
  Minority interest in net income
     of subsidiary                        0.1         1.0
                                        -----       -----
  Net income                             16.4%       19.9%
                                        =====       =====

   The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, supply constraints for other components incorporated into its customers' products, fluctuations in the Japanese yen to U.S. dollar exchange rate, and the level of expenditures in manufacturing, research and development, and sales, general and administrative functions.

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

   The Company has recently experienced a period of significant growth including its acquisition of DiviCom Inc., which has placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. The combined Company's ability to manage any further growth, should it occur, would require significant expansion of its research and development and marketing and sales capabilities and personnel. In particular, the Company has recently expanded its sales and marketing organization to increase coverage of the United States, Europe and the Asia-Pacific region. There can be no assurance that the Company will be able to manage a broader sales and marketing organization. In addition, the sale and distribution of products to numerous large customers in diverse markets and the requirements of such customers for design support would also place substantial demands on the Company's research and development and sales functions. The Company's ability to manage any further growth, should it occur, would depend upon its ability to manage and potentially expand its foundry and subcontract manufacturing relationships. The failure of the Company's management to effectively expand or manage these functions consistent with any growth which may occur could have a material adverse effect on the Company's business and results of operations.

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

   Net Revenues

   Net revenues in the first quarter of 1997 were $94.1 million, an increase of 38.2% from the $68.1 million reported in the corresponding quarter a year ago. Revenue from the Company's family of encoder products increased primarily due to sales of program encoders developed by DiviCom, which was acquired in the third quarter of 1996. Revenue from MPEG 1 decoder chips used in VideoCD players increased slightly from the first quarter of 1996 reflecting a significant increase in volume shipments of such products, substantially offset by price reductions made in response to competition.

   International revenues accounted for 71% of net revenues for the first quarter, compared to 76% for the same period last year. The decline in international sales as a percentage of total sales is primarily due to increased encoder revenue in the U.S. market. The Company expects that international revenues will continue to represent a significant portion of net revenues. The Company's success will depend in part upon its ability to manage international marketing and sales operations and manufacturing relationships. In addition, C-Cube purchases a substantial portion of its assembly services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG 1 decoder products, such as VideoCD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company manufactures and sells product to customers in Korea and is subject to the risk of political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or to sell its products in foreign markets.

   Gross Margin

   C-Cube's gross margin percentage increased to 56.5% in the first quarter of 1997 from 53.0% in the prior year quarter. This increase was due primarily to a shift in product mix to the higher margin family of encoder products. Lower product transition costs also contributed to the improvement in gross margin. Margins for like product lines remained comparable to those realized in the first quarter of 1996, as declines in average selling prices were largely offset by reductions in product costs. The Company reduced product costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes and the redesign of products which reduced die size. The negotiation of lower wafer prices was facilitated by the surplus of foundry capacity which has existed for the past year. The Company believes that foundry wafer demand is beginning to come into balance with wafer supply and that the steep declines in wafer prices which resulted in reduced product costs will not continue beyond the second quarter of 1997.

   The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product. In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder products. Due to an increasing percentage of sales represented by lower margin MPEG 1 and MPEG 2 decoder products and to decreasing selling prices of certain products, the Company anticipates that its gross margin percentages may decrease in the future. In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.

   C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce in a timely manner lower cost versions of existing products or higher gross margin new products or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on C-Cube's gross margins.

   Research and Development Expenses

   In the first quarter of 1997, research and development expenses were $15.6 million, or 16.6% of net revenues, as compared with $6.9 million, or 10.1% of net revenues in the first quarter of 1996. The increase in research and development expense primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to maintain its leadership in bringing to market innovative and cost-effective digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $13.1 million, or 13.9% of net revenues, in the first quarter of 1997, as compared to $7.8 million, or 11.5% of net revenues, for the same quarter last year. The increase in spending was primarily due to increased headcount and related expenses and increased commissions on higher sales levels.

   Other Income (Expense)

   Interest expense, net of interest income was $1.1 million for the first quarter of 1997, a decrease from the net interest income amount of $0.5 million for the first quarter of 1996. The decrease is primarily due to lower average cash and investment balances during the current quarter as compared to the prior year due to the $65.7 million paid in conjunction with the acquisition of DiviCom in August 1996 and foreign exchange losses on the Company's yen denominated assets.

   Income Tax Expense

   The Company's effective tax rate for the first quarter of 1997 was 34%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and foreign taxes.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $108.7 million at March 31, 1997 as compared to $82.2 million at the end of 1996. Working capital increased to $146.4 million at March 31, 1997 from $124.5 million at the end of 1996.

   The Company's operating activities generated cash of $26.0 million in the first quarter of 1997, mainly from operating income, lower inventory levels and reduced prepaid expenses, partially offset by increases in accounts receivable. Inventories decreased from December 31, 1996 to March 31, 1997 due to significantly increased volume of MPEG 1 decoder unit shipments in the first quarter. Accounts receivable increased primarily because a substantial portion of the Company's shipments were made on letters of credit in December 1996. These shipments were made early enough in the month to allow collection before the quarter end. Shipments made in March 1997 followed a more normal pattern and thus, days outstanding increased from an abnormally low 38 days at year-end 1996 to 52 days at the end of the first quarter of 1997.

   C-Cube's investing activities, exclusive of the sales and maturities of $2.5 million and purchases of $1.5 million of short-term investments used cash of $3.9 million primarily for capital expenditures.

   Cash provided by financing activities was $4.1 million, consisting of proceeds from sales of stock pursuant to employee stock plans and the collection of stockholder notes receivable, partially offset by payments of debt.

   C-Cube Japan has yen denominated credit lines with a group of Japanese banks. At March 31, 1997 there were no borrowings under these lines.

   The Company has an available bank line of credit of $20 million. The line of credit expires September 30, 1997. The line is collateralized by the Company's receivables, inventory and fixed assets. The line of credit agreement requires the Company, among other things, to maintain a tangible net worth (as defined) of $114.5 million, quarterly net income (no more than one quarterly loss per fiscal year), a quick ratio of 0.8 to 1 and a maximum debt to tangible net worth (as defined) ratio of 1.4 to 1. In addition, this agreement prohibits the payment of cash dividends. Borrowings bear interest at the bank's prime rate. At March 31, 1997, the Company was in compliance with these covenants, and there were no borrowings under this line.

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

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

         Exhibit
         Number             Description
         -------           -------------

         10.37      Sublease  agreement with LSI Logic Corporation
                       dated January 8, 1997.
         11.1       Statement regarding computation of net income per
                       share.
         27.1       Financial Data Schedule.

        (b)  Reports on Form 8-K

             None.

                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                          (Registrant)


Dated:  May 15, 1997                By:  /s/  John J. Hagedorn
       --------------                   -----------------------
                                           John J. Hagedorn
                                    Vice President of Finance and
                               Administration, Chief Financial Officer
                                            and Secretary

                               EXHIBIT INDEX




         Exhibit
         Number             Description
         -------           -------------

         10.37      Sublease  agreement with LSI Logic Corporation
                       dated January 8, 1997.
         11.1       Statement regarding computation of net income per
                       share.
         27.1       Financial Data Schedule.