Form 10-Q
period 1997-06-30
C CUBE MICROSYSTEMS INC
filed 1997-08-14
CIK 919870

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

  For the Quarterly Period Ended June 30, 1997 Commission File No. 0-23596

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

As of July 31, 1997, 36,520,587 shares of the Registrant's Common Stock were outstanding.

=============================================================================

                         C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS



Part I.  Financial Information

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Operations
           Quarter and six months ended June 30, 1997 and 1996

           Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1997 and 1996

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

                      PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)

                                                June 30,       December 31,
                                                  1997             1996
                                                --------         --------
                                              (Unaudited)
                            ASSETS
Current assets:
  Cash and equivalents                          $117,129         $ 76,241
  Short-term investments                           9,513            6,005
  Receivables -- net                              42,871           40,706
  Inventories                                     21,471           28,056
  Deferred taxes                                  19,692           18,423
  Other current assets                            15,722           23,246
                                                --------         --------
          Total current assets                   226,398          192,677
Property and equipment -- net                     25,452           22,653
Production capacity rights                        20,650           46,200
Distribution rights -- net                         1,730            1,812
Purchased technology -- net                       11,151           12,895
Other assets                                       3,124            3,278
                                                --------         --------
          Total                                 $288,505         $279,515
                                                ========         ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $     --         $ 24,500
  Accounts payable                                17,119           18,320
  Accrued liabilities                             22,792           17,823
  Deferred contract revenue                        6,019            6,710
  Current portion of long-term obligations           715              837
                                                --------         --------
          Total current liabilities               46,645           68,190
Long-term obligations                             87,539           87,700
Deferred taxes                                     4,576            4,440
                                                --------         --------
          Total liabilities                      138,760          160,330
                                                --------         --------
Minority interest in subsidiary                      530              613
Stockholders' equity:
  Common stock, $0.001 par value, 50,000
    shares authorized; shares outstanding:
    1997 -- 36,491; 1996 -- 36,013               198,181          191,044
  Deferred stock compensation                        (39)            (250)
  Notes receivable from stockholders                  --             (305)
  Accumulated translation adjustments             (1,302)          (1,238)
  Unrealized loss on investments                     (38)             (13)
  Accumulated deficit                            (47,587)         (70,666)
                                                --------         --------
          Total stockholders' equity             149,215          118,572
                                                --------         --------
          Total                                 $288,505         $279,515
                                                ========         ========

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                            Quarter Ended June 30,   Six Months Ended June 30,
                            ----------------------   -------------------------
                                1997       1996          1997        1996
                                ----       ----          ----        ----

Net revenues                  $71,098    $72,958       $165,230    $141,058
Costs and expenses:
  Cost of revenues             31,278     33,561         72,253      65,540
  Research and development     15,450      9,363         31,062      16,213
  Selling, general and
    administrative             12,340      8,294         25,410      16,094
                              -------    -------       --------    --------
     Total                     59,068     51,218        128,725      97,847
                              -------    -------       --------    --------
Income from operations         12,030     21,740         36,505      43,211
Other income (expense), net      (535)       237         (1,602)        708
                              -------    -------       --------    --------
Income before income taxes
  and minority interest        11,495     21,977         34,903      43,919
Income tax expense              3,949      8,131         11,907      15,811
                              -------    -------       --------    --------
Income before minority
  interest                      7,546     13,846         22,996      28,108
Minority interest in net
  income (loss) of subsidiary    (138)        --            (83)        681
                              -------    -------       --------    --------
Net income                    $ 7,684    $13,846       $ 23,079    $ 27,427
                              =======    =======       ========    ========
Net income per share          $  0.20    $  0.39       $   0.61    $   0.76
                              =======    =======       ========    ========
Shares used in computation     38,128     35,697         38,036      35,869
                              =======    =======       ========    ========

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        1997        1996
                                                        ----        ----
Cash flows from operating activities:
  Net income                                          $ 23,079    $ 27,427
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Minority interest in subsidiary                       (83)        681
     Depreciation and amortization                       7,727       2,803
     Deferred income taxes                              (1,133)     (5,225)
     Changes in assets and liabilities:
        Receivables                                     (2,211)    (11,947)
        Inventories                                      6,596     (11,407)
        Production capacity rights                          --     (24,500)
        Prepaids and other assets                        8,730        (334)
        Accounts payable                                (1,209)     15,860
        Accrued liabilities                              2,274       9,054
        Income taxes payable                             4,411       4,892
                                                      --------    --------
  Net cash provided by operating activities             48,181       7,304
                                                      --------    --------
Cash flows from investing activities:
  Sales and maturities of short-term investments         4,000      24,301
  Purchases of short-term investments                   (7,496)    (48,297)
  Capital expenditures                                  (8,674)     (9,868)
  Other assets                                             154         175
                                                      --------    --------
  Net cash used in investing activities                (12,016)    (33,689)
                                                      --------    --------
Cash flows from financing activities:
  Notes payable to banks -- net                             --      (1,879)
  Repayments of capital lease obligations                 (283)       (381)
  Sale of common stock, net of notes receivable          4,737       2,047
  Collection of stockholder notes receivable               305          91
                                                      --------    --------
  Net cash provided by (used in) financing activities    4,759        (122)
                                                      --------    --------
Exchange rate impact on cash and equivalents               (36)        208
                                                      --------    --------
Net increase (decrease) in cash and equivalents         40,888     (26,299)
Cash and equivalents, beginning of period               76,241     133,414
                                                      --------    --------
Cash and equivalents, end of period                   $117,129    $107,115
                                                      ========    ========
Supplemental schedule of noncash investing and
financing activities:
  Unrealized loss on investments                      $    (25)   $    (60)
  Purchase of production capacity rights for
    note payable                                            --     (24,500)
  Forgiveness of note payable for production
    capacity rights                                     24,500          --
Supplemental disclosure of cash flow information --
  Cash paid during the period for:
     Interest                                         $  2,726    $  2,997
     Income taxes                                        3,685       6,924

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Basis of presentation

       In the opinion of management, these unaudited condensed consolidated financial statements include all normal recurring adjustments and accruals, C-Cube Microsystems Inc. ("C-Cube" or the "Company") considers necessary for a fair presentation of the Company's financial position as of June 30, 1997, and the results of operations for the quarters and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

       The fluctuations in revenues and operating income experienced by the Company in recent quarters are not necessarily indicative of future results. In addition, in view of the significant growth in recent years, C-Cube believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

2.  Inventories

       Inventories are stated at the lower of cost or market. Cost is based on standard costs (which approximate actual cost on a first-in, first-out basis). Inventories consist of:

                             June 30,       December 31,
                               1997            1996
                             -------         -------
                                  (in thousands)
      Finished goods         $11,759         $22,817
      Work-in-process          7,986           2,898
      Raw materials            1,726           2,341
                             -------         -------
                Total        $21,471         $28,056
                             =======         =======

3.  Production capacity rights

       In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996.

       In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the elimination of the remaining prepayment of $24.5 million. TSMC will apply the original prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At June 30, 1997, $3.9 million of the $24.5 million production capacity rights is included in other current assets.

4.  Recently Issued Accounting Standards

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted.

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

       If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.21 and $0.42 for the quarters ended June 30, 1997 and 1996, respectively, and $0.64 and $0.83 for the six months ended June 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different from EPS currently reported for the periods.

       In June 1997, the FASB adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2 and elsewhere in, or incorporated by reference into, this report. The Registrant has attempted to identify forward-looking statements in this report by placing an asterick (*) following each sentence containing such statements.

QUARTER ENDED JUNE 30, 1997

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended June 30, 1997 and 1996:

                                           Quarter Ended June 30,
                                           ----------------------
                                             1997          1996
                                           --------      --------
   Net revenues                             100.0%        100.0%
   Costs and expenses:
     Cost of revenues                        44.0          46.0
     Research and development                21.7          12.8
     Selling, general and administrative     17.4          11.4
                                            -----         -----
             Total                           83.1          70.2
                                            -----         -----
   Income from operations                    16.9          29.8
   Interest income (expense), net            (0.8)          0.3
                                            -----         -----
   Income before income taxes and
      minority interest                      16.2          30.1
   Income tax expense                         5.6          11.1
                                            -----         -----
   Income before minority interest           10.6          19.0
   Minority interest in net income
      (loss) of subsidiary                   (0.2)          0.0
                                            -----         -----
   Net income                                10.8%         19.0%
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

   In addition, C-Cube's operating results are subject to fluctuation in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in Digital Video Disk ("DVD") systems. The Company's DVD products are subject to the new product risks described in the preceding paragraph, including in particular C-Cube's ability to timely introduce these products and the market's acceptance of them, which could materially adversely affect its operating results. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has generally shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there is seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which would indicate relatively lower product demand from mid-first quarter until mid-third quarter.* If the future geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these areas make purchases in preparation for their holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

   The market price of C-Cube's common stock has fluctuated significantly since its initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. The market price of C-Cube's common stock has declined substantially from its historic highs, and may continue to experience significant fluctuations in the future.

   Net Revenues

   Net revenues in the second quarter of 1997 were $71.1 million, a decrease of 2.5% from the $73.0 million reported in the corresponding quarter a year ago. Revenue from MPEG 1 decoder chips used in VideoCD players, sold primarily in China, decreased from the second quarter of 1996 due to price reductions made in response to competition. A significant increase in the volume of shipments of such products partially offset the price reduction. Revenue from the Company's family of encoder products increased primarily due to sales of encoder systems developed by the Company's subsidiary, DiviCom Inc. ("DiviCom"), which was acquired in the third quarter of 1996.

   International revenues accounted for 63% of net revenues for the second quarter, compared to 82% for the same period last year. The decline in international sales as a percentage of total sales is primarily due to increased encoder revenue in the U.S. market and decreased sales of decoders into China. The Company expects that international revenues will continue to represent a significant portion of net revenues. The Company's success will depend in part upon its ability to manage international marketing and sales operations and manufacturing relationships. In addition, C-Cube purchases a substantial portion of its assembly services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG 1 decoder products, such as VideoCD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company manufactures and sells product to customers in Korea and is subject to the risk of political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or to sell its products in foreign markets.

   Gross Margin

   C-Cube's gross margin percentage increased to 56.0% in the second quarter of 1997 from 54.0% in the prior year quarter. The improvement in the gross margin percentage is due primarily to lower product transition costs and a shift in product mix to the higher margin family of encoder products. Margin percentages for like product lines remained comparable to those realized in the second quarter of 1996, as declines in average selling prices were largely offset by reductions in product costs. The Company reduced product costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes and the redesign of products which reduced die size. The negotiation of lower wafer prices was facilitated by the surplus of foundry capacity which has existed for the past year. The Company believes that foundry wafer demand is beginning to come into balance with wafer supply and that the steep declines in wafer prices which resulted in reduced product costs will not continue into the third quarter of 1997.*

   The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder products. Due to an increasing percentage of sales represented by lower margin MPEG 1 and MPEG 2 decoder products and to decreasing selling prices of certain products, the Company anticipates that its gross margin percentages may decrease in the future.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

   C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce in a timely manner lower cost versions of existing products or higher gross margin new products or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on C-Cube's gross margins.

   Research and Development Expenses

   In the second quarter of 1997, research and development expenses were $15.5 million, or 21.7% of net revenues, as compared with $9.4 million, or 12.8% of net revenues in the second quarter of 1996. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $12.3 million, or 17.4% of net revenues, in the second quarter of 1997, as compared to $8.3 million, or 11.4% of net revenues, for the same quarter last year. The increase in spending was primarily due to increased headcount and related expenses, an increased provision for doubtful accounts and higher advertising and sales promotion costs.

   Other Income (Expense)

   Interest expense, net of interest income, was $0.5 million for the second quarter of 1997, a decrease from the net interest income amount of $0.2 million for the second quarter of 1996. The decrease is primarily due to lower average cash and investment balances during the current quarter compared to the prior year quarter due to the $65.7 million paid in cash in conjunction with the acquisition of DiviCom in August 1996.

   Income Tax Expense

   The Company's effective tax rate for the second quarter of 1997 was 34%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and foreign taxes.


SIX MONTHS ENDED JUNE 30, 1997

   The following table sets forth certain operating data as a percentage of net revenues for the six months ended June 30, 1997 and 1996:

                                          Six Months Ended June 30,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
   Net revenues                             100.0%        100.0%
   Costs and expenses:
     Cost of revenues                        43.7          46.5
     Research and development                18.8          11.5
     Selling, general and administrative     15.4          11.4
                                            -----         -----
             Total                           77.9          69.4
                                            -----         -----
   Income from operations                    22.1          30.6
   Interest income (expense), net            (1.0)          0.5
                                            -----         -----
   Income before income taxes and
      minority interest                      21.1          31.1
   Income tax expense                         7.2          11.2
                                            -----         -----
   Income before minority interest           13.9          19.9
   Minority interest in net income
      (loss) of subsidiary                   (0.1)          0.5
                                            -----         -----
   Net income                                14.0%         19.4%
                                            =====         =====

   Net Revenues

   Revenues for the six months ending June 30, 1997 were $165.2 million, a 17% increase from $141.1 million in revenues during the corresponding period in 1996. Revenue from the Company's family of encoder products increased primarily due to sales of encoder systems developed by DiviCom, which was acquired in the third quarter of 1996. Revenue from MPEG 1 decoder chips used in VideoCD players decreased from the first six months of 1996 due to price reductions made in response to competition and partially offset by a significant increase in volume shipments of such products.

   The Company had no revenues from development contracts during the first six months of 1997 as compared to $0.2 million for the first six months of 1996 due to the Company's focus on product sales.

   Gross Margin

   C-Cube's gross margin percentage increased to 56.3% in the first six months of 1997 from 53.5% in the prior year period. The improvement in the gross margin percentage is due primarily to lower product transition costs and a shift in product mix to the higher margin family of encoder products. Margin percentages for like product lines remained comparable to those realized in the first six months of 1996, as declines in average selling prices were largely offset by reductions in product costs.

   Research and Development Expenses

   In the first six months of 1997, research and development expenses were $31.1 million or 18.8% of net revenues, as compared to $16.2 million, or 11.5% of net revenues, in the comparable prior year period. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $25.4 million, or 15.4% of net revenues in the first six months of 1997, as compared to $16.1 million, or 11.4% of net revenues for the same period last year. The increase was primarily due to increased headcount and related expenses and a higher provision for doubtful accounts.

   Other Income (Expense)

   Interest expense, net of interest income, was $1.6 million for the first six months of 1997, a decrease from the net interest income amount of $0.7 million for the six months ending June 30, 1996. The decrease is primarily due to lower average cash and investment balances during the first six months of 1997 compared to the same period last year due to the $65.7 million paid in conjunction with the acquisition of DiviCom in August 1996 and foreign exchange losses on the Company's yen denominated assets.

   Income Tax Expense

   The Company's effective tax rate for the first six months of 1997 was 34%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments were $126.6 million at June 30, 1997 as compared to $82.2 million at the end of 1996. Working capital increased to $179.8 million at June 30, 1997 from $124.5 million at the end of 1996.

   The Company's operating activities generated cash of $48.2 million in the first six months of 1997, mainly from operating income, reduced prepaid expenses and lower inventory levels, partially offset by an increase in accounts receivable. Inventories decreased from December 31, 1996 to June 30, 1997 due to significantly increased volume of MPEG 1 decoder unit shipments in the second quarter. Accounts receivable increased primarily because a substantial portion of the Company's shipments were made on letters of credit in December 1996. These shipments were made early enough in the month to allow collection before the quarter end. Shipments made in June 1997 followed a more normal pattern and thus days outstanding increased from an abnormally low 38 days at year-end 1996 to 54 days at the end of the second quarter of 1997.

   C-Cube's investing activities, exclusive of the sales and maturities of $4.0 million and purchases of $7.5 million of short-term investments used cash of $8.5 million primarily for capital expenditures.

   Cash provided by financing activities was $4.8 million, consisting of proceeds from sales of stock pursuant to employee stock plans and the collection of stockholder notes receivable, partially offset by payments of debt.

   C-Cube Japan has yen denominated credit lines with a group of Japanese banks. At June 30, 1997 there were no borrowings under these lines.

   The Company has an available bank line of credit of $20 million. The line of credit expires September 30, 1997. The line of credit agreement requires the Company, among other things, to maintain a tangible net worth (as defined) of $120.3 million, quarterly net income (no more than one quarterly loss per fiscal year), a quick ratio of 1 to 1 and a maximum debt to tangible net worth (as defined) ratio of 1.41 to 1. In addition, this agreement prohibits the payment of cash dividends. Borrowings bear interest at the bank's prime rate. At June 30, 1997, the Company was in compliance with these covenants, and there were no borrowings under this line.

   In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996.

   In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the elimination of the remaining prepayment of $24.5 million. TSMC will apply the original prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At June 30, 1997, $3.9 million of the $24.5 million production capacity rights is included in other current assets.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on April 22, 1997. At the meeting, the following actions were taken:

                                      Number of Common Shares Voted
                                      -----------------------------
                                                         Votes     Broker
            Proposal               For       Against    Withheld  Non-Votes
            --------               ---       -------    --------  ---------
       1)  Election of Class III
           directors for a three-
           year term

           T.J. Rodgers         32,475,019    338,884         --         --
           Baryn S. Futa        32,512,691    301,212         --         --

       2)  Ratification of
           Deloitte & Touche LLP
           as the Company's
           independent public
           accountants for
           fiscal year ending
           December 31, 1997.   32,546,326    137,761    129,816         --


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

         Exhibit
         Number             Description
         -------           -------------

         10.38     Amendment to Option Agreement dated May 30, 1997
                      with Taiwan Semiconductor Manufacturing Co., Ltd. (1)
         11.1      Statement  regarding computation  of  net  income  per
                      share.
         27.1      Financial Data Schedule

        (b)  Reports on Form 8-K

             None.





    (1) To be filed by amendment. Confidential treatment will be requested as to certain portions of this exhibit.

                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                          (Registrant)


Dated:  August 13, 1997             By:  /s/  John J. Hagedorn
       -----------------                -----------------------
                                           John J. Hagedorn
                                    Vice President of Finance and
                               Administration, Chief Financial Officer
                                            and Secretary

                               EXHIBIT INDEX




         Exhibit
         Number             Description
         -------           -------------

         10.38     Amendment to Option Agreement dated May 30, 1997
                      with Taiwan Semiconductor Manufacturing Co., Ltd. (1)
         11.1      Statement  regarding computation  of  net  income  per
                      share.
         27.1      Financial Data Schedule





    (1) To be filed by amendment. Confidential treatment will be requested as to certain portions of this exhibit.