Form 10-Q/A
period 1997-06-30
C CUBE MICROSYSTEMS INC
filed 1997-10-14
CIK 919870

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

The registrant hereby amends its Quarterly Report on Form 10-Q filed August 14, 1997 as follows:


Footnote (1) to Exhibit 10.38 of Item 6(a) and the Exhibit Index is amended and restated in full to read "Confidential treatment requested as to the redacted portions of this exhibit."

                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                          (Registrant)


Dated:  October 8, 1997             By:  /s/  John J. Hagedorn
       -----------------                -----------------------
                                           John J. Hagedorn
                                    Vice President of Finance and
                               Administration, Chief Financial Officer
                                            and Secretary