Form 10-Q
period 1997-09-30
C CUBE MICROSYSTEMS INC
filed 1997-11-14
CIK 919870

=============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                            ___________________

                                 FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1997

                                    OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                        Commission File No. 0-23596
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

As of October 31, 1997, 36,761,942 shares of the registrant's Common Stock were outstanding.

=============================================================================

                         C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS



Part I.   Financial Information

Item 1.     Financial Statements:
            Condensed Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996

            Condensed Consolidated Statements of Operations
            Quarter and nine months ended September 30, 1997 and 1996

            Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1997 and 1996

            Notes to Condensed Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Part II.  Other Information

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Signatures

                      PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)

                                              September 30,    December 31,
                                                  1997             1996
                                                --------         --------
                                              (Unaudited)

                            ASSETS
Current assets:
  Cash and equivalents                          $136,911          $76,241
  Short-term investments                           4,835            6,005
  Receivables -- net                              45,004           40,706
  Inventories                                     26,912           28,056
  Deferred taxes                                  15,118           18,423
  Other current assets                            13,737           23,246
                                                --------         --------
          Total current assets                   242,517          192,677
Property and equipment -- net                     24,388           22,653
Production capacity rights                        19,425           46,200
Distribution rights -- net                         1,689            1,812
Purchased technology -- net                       10,279           12,895
Other assets                                       6,204            3,278
                                                --------         --------
          Total                                 $304,502         $279,515
                                                ========         ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $     --         $ 24,500
  Accounts payable                                15,423           18,320
  Accrued liabilities                             30,144           17,823
  Deferred contract revenue                        2,281            6,710
  Current portion of long-term obligations           660              837
                                                --------         --------
          Total current liabilities               48,508           68,190
Long-term obligations                             89,820           87,700
Deferred taxes                                     3,024            4,440
                                                --------         --------
          Total liabilities                      141,352          160,330
Minority interest in subsidiary                      490              613
Stockholders' equity:
  Common stock, $0.001 par value, 50,000
    shares authorized; shares outstanding:
    1997 -- 36,688; 1996 -- 36,013               202,105          191,044
  Deferred stock compensation                         --             (250)
  Notes receivable from stockholders                  --             (305)
  Accumulated translation adjustments             (1,521)          (1,238)
  Unrealized loss on investments                      --              (13)
  Accumulated deficit                            (37,924)         (70,666)
                                                --------         --------
          Total stockholders' equity             162,660          118,572
                                                --------         --------
          Total                                 $304,502         $279,515
                                                ========         ========


         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited)

                                   Quarter Ended           Nine Months Ended
                                   September 30,              September 30,
                                 -----------------          ----------------
                                 1997         1996          1997        1996
                                 ----         ----          ----        ----

Net revenues                   $ 81,717    $  83,180      $246,947    $224,238
Costs and expenses:
  Cost of revenues               36,750       37,428       109,003     102,968
  Research and development       16,798       12,637        47,860      28,850
  Selling, general and
    administrative               13,555       10,785        38,965      26,879
  Purchased in-process
    technology                       --      131,349            --     131,349
                               --------    ---------      --------    --------
     Total                       67,103      192,199       195,828     290,046
                               --------    ---------      --------    --------
Income (loss) from operations    14,614     (109,019)       51,119     (65,808)
Other income (expense), net         (33)         (59)       (1,635)        649
                               --------    ---------      --------    --------
Income before income taxes
  and minority interest          14,581     (109,078)       49,484     (65,159)
Income tax expense                4,958        8,679        16,865      24,490
                               --------    ---------      --------    --------
Income before minority interest   9,623     (117,757)       32,619     (89,649)
Minority interest in net
  income (loss) of subsidiary       (40)          --          (123)        681
                               --------    ---------      --------    --------
Net income (loss)              $  9,663    $(117,757)     $ 32,742    $(90,330)
                               ========    =========      ========    ========
Net income (loss) per share    $   0.25    $   (3.46)     $   0.85    $  (2.71)
                               ========    =========      ========    ========
Shares used in computation       39,246       34,078        38,440      33,297
                               ========    =========      ========    ========

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1997           1996
                                                      ----           ----
Cash flows from operating activities:
  Net income (loss)                                 $ 32,742       $(90,330)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Minority interest in subsidiary                    (123)           681
     Depreciation and amortization                    12,343          5,040
     Purchased in-process technology                      --        131,349
     Deferred income taxes                             2,766        (10,739)
     Changes in assets and liabilities:
        Receivables                                   (4,441)       (15,763)
        Inventories                                    1,119        (10,573)
        Production capacity rights                        --        (24,500)
        Other current assets                          11,576         (1,356)
        Accounts payable                              (2,895)        (6,692)
        Accrued liabilities                            6,011         16,850
        Income taxes payable                           3,373          5,850
                                                    --------       --------
  Net cash provided by (used in) operating
    activities                                        62,471           (183)
                                                    --------       --------
Cash flows from investing activities:
  Sales and maturities of short-term investments      12,050         38,301
  Purchases of short-term investments                (10,827)       (48,297)
  Capital expenditures                               (10,951)       (12,507)
  Acquisition of business                                 --        (58,568)
  Other assets                                            98            375
                                                    --------       --------
  Net cash used in investing activities               (9,630)       (80,696)
                                                    --------       --------
Cash flows from financing activities:
  Notes payable -- net                                    --         (1,866)
  Repayments of capital lease obligations               (460)          (499)
  Sale of common stock, net of notes receivable        8,090          4,317
  Collection of stockholder notes receivable             305             91
                                                    --------       --------
  Net cash provided by financing activities            7,935          2,043
                                                    --------       --------
Exchange rate impact on cash and equivalents            (106)          (122)
                                                    --------       --------
Net increase (decrease) in cash and equivalents       60,670        (78,958)
Cash and equivalents, beginning of period             76,241        133,414
                                                    --------       --------
Cash and equivalents, end of period                 $136,911       $ 54,456
                                                    ========       ========
Supplemental schedule of noncash investing
and financing activities:
  Unrealized gain (loss) on investments             $     13       $    (13)
  Purchase of production capacity rights for
    note payable                                          --        (24,500)
  Forgiveness of note payable for production
    capacity rights                                   24,500             --
Supplemental disclosure of cash flow information --
  Cash paid during the period for:
     Interest                                       $  2,914       $  3,173
     Income taxes                                      5,169         19,595

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Basis of presentation

     The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of September 30, 1997, and the results of operations for the quarters and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

     The fluctuations in revenues and operating income experienced by the Company in recent quarters are not necessarily indicative of future results. In addition, in view of the significant growth in recent years, C-Cube believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance.

2.  Inventories

     Inventories are stated at the lower of cost or market. Cost is based on standard costs which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                           September 30,   December 31,
                               1997            1996
                             -------         -------
                                  (in thousands)
      Finished goods         $11,994         $22,817
      Work-in-process          9,770           2,898
      Raw materials            5,148           2,341
                             -------         -------
                Total        $26,912         $28,056
                             =======         =======

3.  Recently Issued Accounting Standards

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

     If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $0.26 and $(3.46) for the quarters ended September 30, 1997 and 1996, respectively, and $0.90 and $(2.71) for the nine months ended September 30, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different from EPS currently reported for the periods.

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2 and elsewhere in, or incorporated by reference into, this report. The Company has attempted to identify forward-looking statements in this report by placing an asterisk (*) following each sentence containing such statements.

Quarter Ended September 30, 1997

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended September 30, 1997 and 1996:

                                            Quarter Ended September 30,
                                            ---------------------------
                                                 1997         1996
                                               --------     --------
        Net revenues                            100.0%       100.0%
        Costs and expenses:
          Cost of revenues                       45.0         45.0
          Research and development               20.6         15.2
          Selling, general and administrative    16.6         13.0
          Purchased in-process technology         0.0        157.9
                                                -----        -----
                  Total                          82.1        231.1
                                                -----        -----
        Income (loss) from operations            17.9       (131.1)
        Interest income (expense), net           (0.0)        (0.1)
                                                -----        -----
        Income (loss) before income taxes and
          minority interest                      17.8       (131.1)
        Income tax expense                        6.1         10.4
                                                -----        -----
        Income (loss) before minority interest   11.8       (141.6)
        Minority interest in net income (loss)
          of subsidiary                           0.0          0.0
                                                -----        -----
        Net income (loss)                        11.8%      (141.6)%
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

   In addition, C-Cube's operating results are subject to fluctuation in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in Digital Video Disk ("DVD") systems. The Company's DVD products are subject to the new product risks described in the preceding paragraph, including in particular C-Cube's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse affect on its operating results. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has generally shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there is seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which would indicate relatively lower product demand from mid-first quarter until mid-third quarter.* If the future geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the fourth calendar quarter as system manufacturers in these areas make purchases in preparation for their holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

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

   Net Revenues

   Net revenues in the third quarter of 1997 were $81.7 million, a decrease of 1.8% from the $83.2 million reported in the corresponding quarter a year ago. Revenue from MPEG 1 decoder chips used in VideoCD players, sold primarily in China, decreased from the third quarter of 1996 due to price reductions made in response to competition. A significant increase in the volume of shipments of such products partially offset the price reduction. Revenue from the Company's family of encoder products increased primarily due to sales of encoder systems developed by the Company's subsidiary, DiviCom Inc. ("DiviCom"), which was acquired in the third quarter of 1996.

   International revenues accounted for 65% of net revenues for the third quarter, compared to 56% for the same period last year. The rise in international sales as a percentage of total sales is primarily due to a shift in encoder revenue from the U.S. market to Europe. The Company expects that international revenues will continue to represent a significant portion of net revenues. The Company's success will depend in part upon its ability to manage international marketing and sales operations and manufacturing relationships. In addition, C-Cube purchases a substantial portion of its assembly services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG 1 decoder products, such as VideoCD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company manufactures and sells product to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or to sell its products in foreign markets.

   Gross Margin

   C-Cube's gross margin percentage for the third quarter of 1997 was the same as the prior year quarter at 55.0%. Although the average selling prices of the Company's products have declined, this has been mostly offset by lower product transition costs and reduced product costs. The Company has been able to reduce product costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes and the redesign of products to reduce die size. The negotiation of lower wafer prices was facilitated by the surplus of foundry capacity during the past year.

   The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder products.* Due to an increasing percentage of sales represented by lower margin MPEG 1 and MPEG 2 decoder products and to decreasing selling prices of certain products, the Company anticipates that its gross margin percentages may decrease in the future.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

   C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on C-Cube's gross margins.

   Research and Development Expenses

   In the third quarter of 1997, research and development expenses were $16.8 million, or 21% of net revenues, as compared with $12.6 million, or 15% of net revenues in the third quarter of 1996. Excluding the DiviCom acquisition-related charges, research and development expenses would have been $11.2 million or 14% of net revenues in the third quarter of 1996. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $13.6 million, or 17% of net revenues, in the third quarter of 1997, as compared to $10.8 million, or 13% of net revenues, for the same quarter last year. Excluding the DiviCom acquisition-related charges, selling, general and administrative expenses would have been $10.0 million or 12% of net revenues in the third quarter of 1996. The increase in spending was primarily due to increased headcount and related expenses, increased travel costs and higher advertising and sales promotion costs.

   Other Income (Expense)

   Other expense, net of other income, was $33,000 for the third quarter of 1997, a decrease from the net other expense amount of $59,000 for the third quarter of 1996. The improvement over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances.

   Income Tax Expense

   The Company's effective tax rate for the third quarter of 1997 was 34%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and foreign taxes.

Nine Months Ended September 30, 1997

   The following table sets forth certain operating data as a percentage of net revenues for the nine months ended September 30, 1997 and 1996:

                                           Nine months Ended September 30,
                                           -------------------------------
                                                 1997           1996
                                               --------       --------
        Net revenues                            100.0%         100.0%
        Costs and expenses:
          Cost of revenues                       44.1           45.9
          Research and development               19.4           12.9
          Selling, general and administrative    15.8           12.0
          Purchased in-process technology         0.0           58.6
                                                -----          -----
                  Total                          79.3          129.3
                                                -----          -----
        Income (loss) from operations            20.7          (29.3)
        Interest income (expense), net           (0.7)           0.3
                                                -----          -----
        Income (loss) before income taxes
          and minority interest                  20.0          (29.1)
        Income tax expense                        6.8           10.9
                                                -----          -----
        Income (loss) before minority interest   13.2          (40.0)
        Minority interest in net income
          (loss) of subsidiary                   (0.0)           0.3
                                                -----          -----
        Net income (loss)                        13.3%         (40.3)%
                                                =====          =====

   Net Revenues

   Net revenues for the nine months ending September 30, 1997 were $246.9 million, a 10.1% increase from $224.2 million in revenues during the corresponding period in 1996. Revenue from the Company's family of encoder products increased primarily due to sales of encoder systems developed by DiviCom, which was acquired in the third quarter of 1996. The Company also began volume shipments of its MPEG 2 decoder chips used in DVD systems. Revenue from MPEG 1 decoder chips used in VideoCD players decreased from the comparable nine month period of 1996 due to price reductions made in response to competition. The decreased prices were partially offset by a significant increase in volume shipments of such products.

   Gross Margin

   C-Cube's gross margin percentage increased to 55.9% in the first nine months of 1997 from 54.1% in the prior year period. The improvement in the gross margin percentage is due primarily to lower product transition costs, reduced product costs and a shift in product mix to the higher margin family of encoder products. These changes were partially offset by decreases in average selling prices for the Company's products.

   Research and Development Expenses

   In the first nine months of 1997, research and development expenses were $47.9 million or 19% of net revenues, as compared to $28.9 million, or 13% of net revenues, in the comparable prior year period. Excluding the DiviCom acquisition-related charges, research and development expenses would have been $27.5 million or 12% of net revenues in the first nine months of 1996. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $39.0 million, or 16% of net revenues in the first nine months of 1997, as compared to $26.9 million, or 12% of net revenues for the same period last year. Excluding the DiviCom acquisition-related charges, selling, general and administrative expenses would have been $26.1 million or 12% of net revenues in the first nine months of 1996. The increase was primarily due to increased headcount and related expenses, increased travel costs and higher advertising and sales promotion costs.

   Other Income (Expense)

   Other expense, net of other income, was $1.6 million for the first nine months of 1997, a decrease from the net other income amount of $0.6 million for the nine months ending September 30, 1996. The decrease is primarily due to lower average cash and investment balances during the first nine months of 1997 compared to the same period last year, due to the $65.7 million paid in conjunction with the acquisition of DiviCom in August 1996, and foreign exchange losses on the Company's yen denominated assets.

   Income Tax Expense

   The Company's effective tax rate for the first nine months of 1997 was 34%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and foreign taxes.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $141.7 million at September 30, 1997 as compared to $82.2 million at the end of 1996. Working capital increased to $194.0 million at September 30, 1997 from $124.5 million at the end of 1996.

   The Company's operating activities generated cash of $62.5 million in the first nine months of 1997, mainly from operating income, reduced prepaid expenses and increased accrued liabilities, partially offset by an increase in accounts receivable. Accounts receivable increased as a substantial portion of the Company's shipments were made on letters of credit in December 1996 and collected before the quarter end. Shipments made in September 1997 followed a more normal pattern and thus days outstanding increased from an abnormally low 38 days at year-end 1996 to 50 days at the end of the third quarter of 1997.

   C-Cube's investing activities, exclusive of the sales and maturities of $12.1 million and purchases of $10.8 million of short-term investments used cash of $10.9 million primarily for capital expenditures.

   Cash provided by financing activities was $7.9 million, consisting of proceeds from sales of stock pursuant to employee stock plans and the collection of stockholder notes receivable, partially offset by payments of debt.

   C-Cube Japan has yen denominated credit lines with a group of Japanese banks. At September 30, 1997 there were no borrowings under these lines.

   The Company has an available bank line of credit of $30 million. The line of credit expires May 1, 1999. The line of credit agreement requires the Company, among other things, to maintain a minimum tangible net worth, quarterly net income (no more than one quarterly loss per fiscal year), and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate. At September 30, 1997, the Company was in compliance with these covenants, and there were no borrowings under this line.

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

   In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the elimination of the remaining prepayment of $24.5 million. TSMC will apply the original prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At September 30, 1997, $4.6 million of the remaining $24.1 million production capacity rights is included in other current assets.

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

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

         Exhibit
         Number             Description
         -------           -------------

         10.39     Amendment to Lease Agreement with APT-IND/APTS
                      Realty, Inc. dated September 2, 1997.
         10.40     Amendment to Loan Agreement with Comerica Bank-
                      California dated October 10, 1997.
         11.1      Statement regarding computation of net income per
                      share.
         27.1      Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    C-Cube Microsystems Inc.
                                    (Registrant)


Dated:  November 14, 1997             By:  /s/  John J. Hagedorn
       -------------------                -----------------------
                                              John J. Hagedorn
                                       Vice President of Finance and
                                  Administration, Chief Financial Officer
                                               and Secretary

                               EXHIBIT INDEX




         Exhibit
         Number             Description
         -------           -------------

         10.39     Amendment to Lease Agreement with APT-IND/APTS
                      Realty, Inc. dated September 2, 1997.
         10.40     Amendment to Loan Agreement with Comerica Bank-
                      California dated October 10, 1997.
         11.1      Statement regarding computation of net income per
                      share.
         27.1      Financial Data Schedule