Form 10-K
period 1997-12-31
C CUBE MICROSYSTEMS INC
filed 1998-03-27
CIK 919870

===============================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.
                            ___________________

                                 FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
      For the Year Ended December 31, 1997   Commission File No. 0-23596
                                    OR
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the Registrant's common stock held by non-affiliates on March 18, 1998 (based upon the average of the high and low sales prices of such stock as of such date) was $667,703,366.

As of March 18, 1998, 37,124,074 shares of the Registrant's common stock were outstanding.

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 1998 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

===============================================================================

                          C-CUBE MICROSYSTEMS INC.
                                 Form 10-K
                   For the Year Ended December 31, 1997
                             Table of Contents

                                                                           Page
Part I                                                                     ----
  Item 1.  Business.........................................................  1
  Item 2.  Properties....................................................... 18
  Item 3.  Legal Proceedings................................................ 18
  Item 4.  Submission of Matters to a Vote of Security Holders.............. 18
  Executive Officers of the Registrant...................................... 19

Part II
  Item 5.  Market for Registrant's Common Stock and Related Stockholder
             Matters........................................................ 21
  Item 6.  Selected Financial Data.......................................... 22
  Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 24
  Item 8.  Financial Statements and Supplementary Data...................... 29
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................... 45

Part III
  Item 10. Directors and Executive Officers of C-Cube Microsystems Inc...... 46
  Item 11. Executive Compensation........................................... 46
  Item 12. Security Ownership of Certain Beneficial Owners and Management... 46
  Item 13. Certain Relationships and Related Transactions................... 46

Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 46

Exhibit Index............................................................... 47
Signatures.................................................................. 50

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

                                  PART I

ITEM 1.   Business

   C-Cube Microsystems Inc. (referred to herein as "C-Cube" or the "Company"), established as a California corporation in 1988 and reincorporated in Delaware in 1994, is a provider of powerful, highly integrated, standards-based digital video compression solutions. The Company's innovative encoder, decoder and codec products enable high quality video to be provided cost-effectively by a broad range of end user systems. Digital video compression technology has enabled the development of a significant number of new or enhanced applications in the consumer electronics, communications and computer markets including video compact disc (VideoCD) and digital video disk (DVD) players, desktop video production equipment, Direct Broadcast Satellite (DBS) systems, wireless cable systems and distributed video networks.

   In August 1996, C-Cube completed the acquisition of DiviCom Inc. (referred to herein as "DiviCom"). C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock, assumed options exercisable for 264,000 shares of its common stock and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own. This acquisition was accounted for as a purchase. DiviCom develops and integrates products and systems that enable the transmission of digital video, audio and data over networks, allowing its customers to create "end-to-end" digital video systems. Products include audio/video encoding and multiplexing systems, integration consulting and implementation services. Based on the MPEG-2 (Moving Pictures Experts Group), Digital Video Broadcasting (DVB) and Advanced Television Standards Committee (ATSC) international standards, DiviCom's products enable digital video broadcasting over a variety of networks including satellite, wireless, terrestrial, fiber and cable.

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

   Market development for C-Cube's new and expanded applications requires communication of shared content among various products and across multiple industries. This interoperability requires the widespread adoption of international compression standards. In response to the need for standards, industry leaders in consumer electronics, computers and communications including AT&T, IBM, JVC, Matsushita Electronics Corporation (MEC), NTT, Philips, Scientific Atlanta and Sony joined together with C-Cube in various committees sanctioned by the International Standards Organization (ISO) to define standards for the compression of still images and digital video for consumer electronics and broadcast industries. The first standard ISO adopted was a recommendation from the Joint Photographic Experts Group
(JPEG) committee for the compression of still images. In 1991, the MPEG committee made a recommendation for a standard for compression of audio and video to CD-ROM, now commonly known as MPEG-1. MPEG-2, a compression standard used for audio and video broadcast systems and high density disk formats (e.g. DVD), was adopted by the ISO in 1994.

   The ISO standards stipulate a data format that supports multi-vendor integration, thereby enabling system-wide transmission and display of images or video. These standards do not, however, specify the actual compression methodology and, therefore, do not determine image quality or compression efficiency. For example, poorly compressed data may comply with the relevant standard but contain visual artifacts which may result in poor image quality or loss in efficiency, costing capacity or play time. As a result, there can be significant differences in overall image quality between two solutions based on the same standard. Therefore, system manufacturers can differentiate their products by the quality of the compression solution which they select.

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

   C-Cube seeks to differentiate its products from competitors by offering both encoding and decoding solutions that provide superior image quality (enhancing the viewing experience), are fully compliant to the MPEG-1 or MPEG-2 international standards (and therefore interoperable with equipment from other suppliers), are feature rich and highly integrated. All C-Cube products are programmable, permitting the incorporation of sophisticated system-level features, while lessening design time and system cost. The Company also develops proprietary product extensions and features such as WideSound (TM) home theater sound enhancement and ClearView (TM) error correction technology.

   The technical challenges of developing real-time digital video transmission systems are compounded by the complexities of acquiring, integrating and using a wide variety of sophisticated new system and network technologies. Because these new technologies are diverse and complex, providers of digital video services can benefit from integration services provided by companies, such as DiviCom, that are experienced with these technologies. To meet the often conflicting goals of interoperability, reliability and efficiency, nearly all new systems for broadcasting digital video implement new standards such as MPEG-2, DVB and (where applicable) Asynchronous Transfer Mode (ATM). In some cases, companies that have previously provided proprietary analog-based solutions have developed their own proprietary digital-based solutions (or created proprietary solutions where there are no standards, such as conditional access). Increasingly, companies that broadcast digital video realize that they need to foster interoperability and competition among their equipment suppliers. Accordingly, adherence to industry standards is a key requirement for suppliers in this market.

   DiviCom offers products based on industry standards that allow its customers to compress, transmit and receive large quantities of digital audio and video information. DiviCom products enable its customers to compress information, scramble the transmission and remultiplex (i.e., add or delete information or programs such as advertisements), then assist in transmitting the information.

   DiviCom is focused on merging video compression technologies with network and communications technologies to create innovative products for producers, distributors and consumers of video and video-enhanced information. Products include MPEG audio/video encoders, multiplexing and network management systems, as well as integration services. Based on the MPEG-2 international standard, DiviCom's products enable digital video broadcasting over a variety of digital video networks including DBS, wireless cable (also known as Multichannel Multipoint Distribution Systems
(MMDS) and wired services, including switched digital video services, digital cable and Hybrid Fiber Coax (HFC).

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

   Consumer Electronics

   General. Through the use of MPEG compression, video can be stored, reproduced and distributed on the same media currently in use for other types of digital data, such as 5-inch (12 cm) CDs that are commonly used for digital audio. Emerging applications for digital video capture, playback and distribution at the consumer level are being advanced by the rapid adoption of new consumer-oriented media formats such as VideoCD Players, DVD Players, Recordable DVD and Consumer Digital Video Cameras.

   VideoCD Players. A VideoCD player is essentially an audio CD player with an MPEG-1 decoder and a video output. While adding this functionality marginally increases the cost to manufacture a typical CD player, these machines now have the ability to play movies, music videos and other titles from MPEG-1 encoded CDs. The physical VideoCD disk format is identical to a standard 12 cm audio CD and is limited to 72 minutes play time with video quality generally perceived to be comparable to an analog VHS tape. Several thousand VideoCD titles are now available, including movies, music videos and karaoke titles. The VideoCD format has thus far received mass market adoption exclusively in China.

   Digital Video Disk (DVD) Players. Unlike the VideoCD standard which is an adaptation of the audio CD, next generation Digital Video Disks have recently been defined specifically for the very high quality playback of feature length movies. This new format, which is now becoming commercially available, provides 135 minutes average play time (270 minutes for a double-sided disk) on a high density CD-ROM and provides four times the image resolution of a standard VideoCD. The Company believes that this format, which is based on the MPEG-2 standard, will eventually achieve widespread use worldwide.*

   Recordable Digital Video Disk. Thus far, Recordable DVD as a VCR replacement has been sold in small volumes, primarily to home theater owners and other early adopters, as is typical for a new consumer electronic product. It is unlikely that the Recordable DVD will begin to replace the VCR in large volumes until C-Cube, with its new DVxpert architecture single-chip codec, is able to deliver a low-cost encoding.* This will enable a recordable model at prices considered a mass market value, given the superior quality of DVD's video and audio and its many new interactive features.

   Consumer Digital Video Cameras. Digital video cameras (camcorders) can offer advantages over today's analog-based home equipment in areas such as image quality, cost and size. In addition, digital formats may provide interoperability with other digital home consumer appliances such as DVD players and home editing equipment. The first tape-based, consumer-grade products using Discrete Cosine Transform (DCT)-based formats called DV and DVCpro have been introduced by companies including Sony, JVC and MEC. Other formats which support recordable disk-based media are currently being defined. C-Cube does not currently offer products supporting DCT-based formats but may choose to do so in the future.

   Communications

   General. Digital video compression is currently enabling a number of new applications and capabilities in the communications market, including expanding the capacity and services of DBS networks, wireless cable and wired networks.

   DBS Networks. The first full-scale digital video transmission systems to achieve full deployment were a series of DBS networks (often called Direct to Home networks). By combining digital video compression technology with high-power Ku-band satellites, DBS systems typically provide 100 or more channels to a large geographical area (e.g. the continental U.S.). This is accomplished at a relatively low cost per subscriber since the only incremental investment needed by subscribers is the purchase of a small dish and a decoder box.

   Wireless Cable or MMDS. MMDS is a local "line-of-sight" broadcast system which broadcasts video over relatively short distances from a stationary ground-based antenna directly to small receiving antennas which are placed in each subscriber's home (or on the roof). Such systems are initially being deployed in areas where there may not be an existing cable system or as an alternative to existing cable services in high-density urban centers. Wireless cable systems have comparatively low fixed costs and a moderate cost per home. The advantages of MMDS over DBS include the support of local content and moderate levels of interactivity, such as Internet support.

   Wired Networks. Wired networks, which include such varied architectures as switched digital video, fiber to the curb (FTTC), HFC and twisted pair schemes such as ADSL and HDSL, are currently in early trials and first stage deployments by leading telecommunications suppliers and digital cable providers. Switched digital networks can provide a much higher level of interactivity compared to either DBS or MMDS including the potential for full two-way video communication. However, because of the significant investment in new infrastructure, the cost per home is high.

   Other Communications Applications. Such applications include equipment which enables digital transmission from remote sites to a studio
(contribution), from studios to cable headends (distribution) and the use of digital video, audio and data within businesses, educational institutions and other private networks.

   Computer

   General. Computer makers and users are increasingly embracing digital video as the most flexible and feature rich data type for educational, entertainment, communication and training applications. In the future, playback of video will be performed using software decoders, which will increases the number of video-capable computers. In addition, computers are the primary platform for video editing and video encoding through the addition of dedicated video-specific hardware.

   DVD-ROMs. Currently these are sold into three PC market segments - the OEM desktop market, the OEM portable market and the PC peripheral after market. PC OEMs offer DVD-ROMs as add-in board options for their desktop models. Some OEMs, such as C-Cube's customer Dell, have begun bundling the DVD-ROM as part of its complete system offerings. While the cost differential over a CD-ROM for a drive with MPEG-2 playback is currently above $200, the DVD-ROM offers 7 times the capacity and 24 times the speed of CD-ROMs. This product appears to be experiencing adoption rates common to new PC peripherals.*

   Besides competition from other decoder suppliers, C-Cube expects to encounter a growing proportion of DVD decoding and decryption performed by software in desktop PCs. However, demonstrations of linear movie playback on 300 MHz PCs with software decoding show video performance inferior to that of hardware solutions. It appears that a 400 MHz processor is required to provide comparable quality, and even that may lack the power to provide a high rate of interactivity, such as will be demanded with MPEG-2 rich video games and training films. Thus, we believe that for a few years, hardware solutions will command much of the DVD-PC market.* Furthermore, the emergence market for under $1,000 PCs will prolong the competitiveness of hardware solutions, since compromises in processor speed will have to be made to enable this price segment to meet profit requirements.

   New portable PC models are being designed as DVD-ready and some, including the Toshiba Tecra, are featuring MPEG-2 video playback built right into the motherboard. The portable PC offers an even longer term market for hardware solutions because software decoding will drastically reduce battery life. Microprocessors powerful enough to perform MPEG-2 decoding and decryption dissipate between 8 and 12 watts of power. C-Cube's ZiVA video RISC microprocessor dissipates less than 1.5 watts.

   The third, and to date the largest growing DVD-PC market segment is for DVD-ROMs as add-in kits sold at retail to owners of PCs who would like to upgrade their CD-ROM drives. Companies such as Creative Labs, which drove the CD-ROM after-market, have begun driving this application aggressively.

   While the PC may be the first application for DVD decoders and the VCR the second, in a few years DVD decoders may be incorporated into game platforms and consumer electronics, including personal computer
"convergence" systems, such as big-screen TVs that have game playing, internet surfing and digital broadcast receiving capabilities.

   Add-in Cards for Video Capture. A new class of computer peripheral, MPEG Video Peripherals (MVP), are real-time MPEG encoders that are low-cost, easy to install and use, and are capable of capturing high-quality video and still images.

   Video Post-Production Systems. Through the addition of appropriate capture and encoding hardware as well as application software, computers are commonly used as digital video editing and/or content encoding equipment. Several manufacturers have introduced MPEG content encoding equipment in the form of PC or Macintosh add-in boards or complete systems based on C-Cube solutions. The newest PC application to use C-Cube's DVx single-chip encoding and decoding codec is non-linear editing of films, documentaries and advertisements.

   Dependence on Emerging Markets

   To date, C-Cube has derived a majority of its product revenues from sales of products for linear video playback (e.g. movies) and karaoke as well as DBS applications. The Company expects that VideoCD and digital video networking applications will continue to account for a significant portion of C-Cube's revenues for the near future.* Over the longer term, the Company's ability to generate increased revenues will be dependent on the development of new opportunities for compressed digital video in the consumer electronics, communications and computer markets.* The potential size of these new market opportunities and the timing of their development is uncertain. Substantially all of the growth in the sales of C-Cube's decoder products over the last year has occurred in the Asia-Pacific region, which is currently experiencing economic difficulties. See "International Business Activities." There can be no assurance that such growth will continue or that other markets for C-Cube's products will emerge. Further, C-Cube's success in such markets will depend upon whether system manufacturers select the Company's products for incorporation into the system manufacturers' products, and upon the successful introduction of such products. There can be no assurance that demand for VideoCD players or other existing applications will be sustained or that new markets will develop as expected by the Company, or at all, or that system manufacturers developing products for any such markets will design C-Cube's products into their system products and successfully introduce such system products. The failure of existing and new markets to develop as expected by the Company or to be receptive to C-Cube's products would have a material adverse effect on the Company's business and results of operations.

   The emergence of markets for certain digital video applications will be affected by a variety of factors beyond C-Cube's control. In particular, certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure.* There can be no assurance that communications providers will make the necessary investment in such infrastructure or that the creation of this infrastructure will occur in a timely manner. In addition, the deployment of such infrastructure will be subject to governmental regulatory policies, taxes and tariffs.* For example, the U.S. Federal Communications Commission currently restricts the number of new frequencies available for deployment of new digital video broadcast networks, such as wireless cable. In addition, other countries have similar governmental restrictions. The development of such markets could be delayed or otherwise adversely affected by new governmental regulations or changes in taxes, or tariffs, or by the failure of government agencies to adopt changes to existing regulations necessary to permit new technologies to enter the market. The emergence of these and other markets is also dependent in part upon third-party content providers developing and marketing content for end user products such as VideoCD and DVD players, interactive game consoles, desktop computers and settop decoders in a format compatible with the Company's products.* There can be no assurance that these third parties will develop and introduce such content in a timely fashion, or at all, or that other factors beyond C-Cube's control will not adversely affect the development of the digital video applications for which the Company's products are developed.

Products

   C-Cube is focused on providing powerful, highly integrated, standards-based, programmable digital compression solutions that are cost-effective and capable of delivering high-quality images. The Company has developed extensive expertise in programmable architectures, algorithms, microcode development and VLSI circuit design. This expertise has enabled C-Cube to be a leading innovator in the development of digital video compression solutions for customers in the consumer electronics, communications and computer markets.

   While broadcast applications continue to be reliant on encoding, the ability to encode and decode broadcast-quality video in a single processor opens the doors for significant new market opportunities. Recognizing the future opportunity for recordable MPEG-2 applications, C-Cube brought to market the DVxpert architecture, the first single-chip MPEG-2 codec. This product furthered the Company's lead in digital video encoding by developing a processor that integrates both encoding and decoding functions into a single solution. Supporting all MPEG formats, DVxpert offers a cost and space effective solution to the PC and consumer electronics market and will facilitate the adoption of satellite newsgathering and other digital television applications.* C-Cube's introduction of the DVxpert digital video architecture has the potential to further stimulate the digital video industry by providing the first cost-effective platform in which real-time MPEG-2 encoding can extend into consumer and computer markets.*

   Consumer Electronics

   C-Cube is a world leader in the supply of MPEG-1 decoders which are primarily used as the key enabling component for VideoCD players. In 1992, C-Cube introduced the CL450 MPEG-1 Video Decoder which the Company believes was the first commercially available MPEG-1 video decoder. The CL450 was used as the core enabling technology for commercial and professional digital karaoke players which offered significant capabilities versus larger, more expensive analog laser disk based systems.

   In 1994, C-Cube introduced the CL480 Family of VCD MPEG-1 System
Decoders which enabled the development of high-volume, consumer grade
VideoCD players. The most current member of the family is the CL484 which offers full VideoCD 1.1 and 2.0 compliance. By utilizing the programmability of the CL480 family of products, the Company has added features to enhance the product line over time. The CL484 added ClearView error concealment technology and FlexView (TM) NTSC to PAL conversion as well as karaoke features such as key control and on-screen status displays without significantly increasing system cost. The CL484 also added the "DiscView" menuing feature and CD-G decoding capability for complete CD standard support.

   In 1996, C-Cube introduced the CL680 Advanced VideoCD Decoder, which the Company believes is the first VideoCD system decoder to integrate an NTSC/PAL encoder. In addition to full CL484 compliance, the CL680 also provides improvements to C-Cube's ClearView error concealment technology and delivers WideSound (a two channel home theater surround sound environment), stereo key control, vocal fade and other features previously provided through the use of expensive external components.

   C-Cube's VideoCD branding program, begun in 1996, saw continued success throughout 1997. Many of the major VideoCD manufacturers located in C-Cube's largest markets chose C-Cube's VideoCD Decoder technology to use in their new lines of VideoCD players. The success of C-Cube's VideoCD branding program is predicated on offering first-to-market technology, superior feature set video playback quality and a roadmap to higher quality more feature rich digital video products.*

   In February 1997, C-Cube introduced the ZiVA family of DVD products including decoders and system-level design solutions for consumer and multimedia OEMs. The ZiVA DVD decoder family incorporates eight critical DVD functions into a single chip: MPEG-2 video decoding, Dolby Digital decoding, MPEG audio decoding, sub-picture decoding, on-screen display, linear PCM audio decoding, demultiplexing and audio/video synchronization.

   In March 1997, ZiVA DVD decoders became the first integrated, MPEG-2 audio/video products to be recognized as Dolby Digital 6-channel compliant. With the unveiling of SecureView (TM) copy protection and decryption technology in May 1997, they became the first single-chip DVD decoder to incorporate the DVD Consortium's copy protection scheme known as Content Scramble
System (CSS). The level of security achieved with SecureView ensures content owners that copyrights will be protected.

   Consumer Encoders

   In order to create MPEG-1 content for the VideoCD market, sophisticated encoder systems are required. C-Cube provides the core enabling technology to OEMs which facilitates the development of low-cost, high quality content encoding equipment. In 1993, C-Cube announced the VideoRISC architecture, believed to be the industry's first highly integrated real-time video encoding engine. This architecture has been improved through three successive generations, reducing power, cost and chip count. The engine is fully programmable and supports multiple algorithms including MPEG-1, MPEG-2 and H.261 for video teleconferencing.

   In 1993, C-Cube introduced the CLM4500 MPEG-1 Video Encoder. The
CLM4500 consists of two VideoRISC processors and associated MPEG encoding microcode incorporating C-Cube's proprietary rate control and masking algorithms, enabling the encoders to deliver consumer grade video quality at low bit rates. In 1996, the Company began shipping an improved version of its MPEG-1 encoder, the CLM4550 Advanced MPEG-1 Video Encoder. The CLM4550 is a four chip encoder designed to provide extra filtering capability to offset noise, graininess or other video artifacts in original material which often adversely affects the quality of MPEG-1 encoded bitstreams. This is particularly important in professional applications such as VideoCD mastering which demand very high quality video encoding.

   Communications

   C-Cube has pioneered a series of firsts in the digital video industry including the first real-time MPEG-1 video encoder, as well as the more complex encoder for the MPEG-2 standard, which the Company believes are important for the development of the emerging digital video market. Today, C-Cube is the industry leader in MPEG video encoder chipsets for broadcast, postproduction and multimedia authoring applications, and C-Cube offers the broadest range of MPEG encoders.

   In August 1996, C-Cube completed its acquisition of DiviCom, a leader in developing and implementing end-to-end systems for digital video networks. DiviCom designs system-level solutions for digital video networks and is also involved with service providers in developing the infrastructure and consumer interface for these complex networks. DiviCom's system solutions are designed to address all digital video network architectures in both encoder systems and settop decoders, including digital cable, MMDS, switched digital fiber and DBS.

   DiviCom has significant expertise in designing settop boxes for digital video network deployments This generates revenue from the sale of decoder and demultiplexer devices into these boxes. DiviCom also develops specialized ASICs for the settop box to enhance its feature-rich design and optimize the video quality and functionality for numerous applications. See "DiviCom Products."

   Communication Decoders

   MPEG-2 decoders are volume-oriented products which are placed into a variety of communication equipment such as settop decoders for DBS, cable and telephone company services. C-Cube provides products which support all common variants of the MPEG-2 standards for audio, video and transport decoding.

   In 1994, C-Cube introduced the CL9100 MPEG-2 video decoder, a single chip MPEG-2 broadcast video decoder for MPEG-1 and MPEG-2 formats containing system level features such as error concealment and advanced on-screen display. In 1995, C-Cube introduced the CL9110 Transport Demultiplexer which was licensed from DiviCom, a private company at that time. The CL9110 separates MPEG-2 transport streams into video and audio components and implements a number of broadcast-specific features, including a descrambler interface and conditional access functions.

   In 1996, the Company introduced the AViA (TM) family of MPEG-2 settop decoder chipsets comprised of two settop solutions:

   The AViA-502 Advanced Audio/Video Settop Decoder with Dolby AC-3 audio, along with the AViA-GTX Advanced Graphics Transport I/O (GTIO) are designed for use in highly functional "value-added" settops. These "value-added" functions include high performance graphics capabilities, interoperability across both wired and wireless broadcast networks and Dolby AC-3 audio decoding to deliver a complete home theater experience to consumers.

   The AViA-500 MPEG-2 Audio/Video Settop Decoder and the AViA-DMX (TM) Transport Demultiplexer are designed for use in "basic" settops such as those typically deployed in DBS applications. This chipset offers advanced 2D graphics display, advanced electronic program guide support as well as infrared remote control and smart card interfaces.

   The two chipsets are pin-for-pin compatible and API upgradable, allowing one design to be used to provide both a high-end solution as well as a low-cost solution. This allows OEMs to develop a single settop design that can be successfully deployed for multiple applications including MMDS, DBS, switched digital video and HFC networks.

   FLARE (TM) (flexible architecture for settop boxes), DiviCom's advanced settop design, enables consumer electronics manufacturers to rapidly develop high performance, low-cost decoders using proven technology based on international standards. DiviCom offers a broad spectrum of designs to support various applications including DBS, MMDS, cable, ATM/switched digital video and HFC network interfaces. DiviCom provides the schematics, software (object code) and documentation necessary to implement a high quality, full-featured decoder. Decoder designs incorporate a CPU with high performance graphics, an expansion slot, MPEG-2 stream processing and software download functions. Various levels of interactivity are available depending on the specific memory, graphics and networking options chosen.

   In August 1997, C-Cube unveiled the DVxpert Digital Video Codec, the world's first single-chip, MPEG-2 codec. Benefits include improved image quality, efficient bandwidth utilization and reliability, allowing this new codec architecture to meet the critical needs of today's broadcast and authoring markets. In addition, as users begin to realize the inherent benefits of MPEG-2, the market should include many new applications, among them nonlinear editing and personal authoring. Ultimately, the architecture will enable the use of both digital video recording as well as video playback in consumer devices: a one-to-one use of MPEG compression and decompression.*

   Communication Encoders

   The DVxpert product line extends C-Cube's MPEG-2 leadership into new digital broadcast and professional studio applications and is the first silicon solution to support HDTV encoding. The DVxpert family will enable broadcasters and digital video service providers to expand their entertainment and informational services to the consumer.*

   C-Cube's DVxpert 5110 Broadcast Encoder is a single-chip MPEG-2 Main-Level @ Main Profile encoder. This compact solution provides special features designed to optimize multichannel broadcast applications while maintaining high image quality for the viewer. As a result of achieving high bandwidth efficiency with DVxpert, broadcasters and service providers can now increase their programming opportunities with more channels and services. The encoder performs adaptive field/frame (AFF) encoding at compressed data rates of up to 15 Mbps, and ensures optimal channel efficiency with statistical multiplexing. C-Cube's patented PerfectView encoding technology delivers clear image quality with advanced capabilities such as pre-filtering, error masking and Inverse Telecine.

   The DVxpert 6210 Professional Encoder DVxpert 6210 Professional Encoder can compress video images into either MPEG-2 Main-Level @ 4:2:2 Profile for video distribution applications, or into MPEG-2 Main Level @ Main Profile for general broadcast applications. This high-quality encoder handles 4:2:2 video streams from 6 to 50 Mbps with excellent image quality, making it suitable choice for quality and bandwidth sensitive applications such as studio-to-studio video distribution. In addition to offering all the powerful features of the DVxpert 5110, the DVxpert 6210's support for 4:2:2 eliminates generation loss problems which can result from the multiple encoding and decoding operations typical of video distribution.

   C-Cube currently offers two "full-resolution" encoders, the CLM4740 MPEG-2 Broadcast Encoder and the CLM4720 Storage Encoder which are seven and five chips, respectively. The former encodes broadcast-resolution video into MPEG-2 Main Level/Main Profile format in real time using adaptive field/frame encoding techniques and performs statistical multiplexing, closed captioning and external reference rate control. The latter performs frame-based encoding using either real time constant bit rate or variable bit rate (VBR) encoding for improved storage capacity in video servers and other applications.

   The CLM4440 Half D1 Resolution MPEG-2 Video Encoder is a low-cost
2-chip implementation of the MPEG-2 standard which encodes video at half the horizontal resolution of the full CCIR-601 broadcast standard and is used in applications such as distance learning, local video networks and ADSL deployments which benefit from lower data rates or smaller form-factors.

   The CLM4200 H.261 Video Conferencing Codec is a two-chip 15 frame per second full duplex video codec conforming to the H.261 video compression subset of the H.320 ITU video conferencing standard. The CLM4200 was developed in cooperation with PictureTel and provides a high quality solution complete with features such as picture-in-picture and high resolution still pictures.

   Computer

   Computers serve as platforms for creation, editing, compression and playback of digital video. To achieve the many tasks which can be performed on such video-enabled platforms, C-Cube offers a wide variety of products tailored to the computer market.

   Computer Decoders

   Many of the early implementations of MPEG-1 decoders were PC-based demonstration systems. The CL450SWA MPEG-1 Video Decoder, while initially designed for consumer applications, has been used in a variety of add-in cards for the PC and Macintosh platforms to enable the playback of VideoCDs and high quality interactive games. The CL450SWA (Software Audio) includes device drivers that utilize the host CPU to decode the MPEG audio bitstream in software. The CL480PC MPEG-1 System Decoder is a microcode-based variant of the consumer-grade CL480 ideally suited for notebook platforms.

   Computer Encoders and Codecs

   In 1996, the Company introduced the CLM41xx family of MPEG-1 encoders which consist of the CLM4111 Consumer PC Video Encoder, the CLM4110 Desktop Editing Encoder and the CLM4120 Professional Authoring Encoder. Like the consumer and communications encoders, these products are based on the Company's programmable VideoRISC encoder and are used for applications such as VideoCD production, video editing for desktop computers and high quality encoding of video for the Internet.

   The CLM4730Z DVD Authoring Encoder provides a complete encoding solution for DVD content creation. The CLM4730Z uses a real-time statistical variable bit rate (SVBR) algorithm to maximize image quality while minimizing encoded file size. Using SVBR, the CLM4730Z can encode a full two-hour movie in real-time onto a single DVD disc. SVBR reduces system cost and content creation time by eliminating the need for multipass encoding.

   In June 1997, C-Cube introduced a new category of peripherals for the mainstream PC market: MVP. These easy-to-install devices connect to a desktop or notebook PC and allow users to easily capture and record high-quality video or still images into their computers.

   In August 1997, the Company unveiled its revolutionary DVxpert digital video architecture, the world's first real-time, single-chip MPEG-2 codec. DVxpert will allow MPEG-2 to penetrate future cost- and space-sensitive applications, including recordable video applications on the PC.*

                                                                            Production
Market           Product Name and Function          Application Examples      Release
--------------------------------------------------------------------------------------
                 CL484VCD MPEG-1 Decoder            VideoCD players            1Q 96
                 CL680VCD MPEG-1 Decoder                                       1Q 97
                 ---------------------------------------------------------------------
                 ZiVA DS System Decoder             DVD players                1Q 97
Consumer         ZiVA D6 System Decoder w/ 5.1                                 1Q 97
Electronics         Channel Dolby Audio
                 ---------------------------------------------------------------------
                 CLM4730Z Authoring Encoder         DVD content encoding       1Q 97
                 ---------------------------------------------------------------------
                 CL9100 MPEG-2 Video Decoder        Cable settop decoders      2Q 94
                 CL9110 MPEG-2 Transport            DBS receivers              2Q 94
                    Demultiplexer                   Ad insertion equipment
                 AViA-502 Advanced Audio/Video      Multichannel broadcast     3Q 97
                    Settop Decoder with Dolby       Video distribution
                    AC-3 Audio
Communications   AViA-500 Advanced Audio/Video                                 3Q 97
                    Settop Decoder
                 AViA-GTX Advanced Graphics                                    3Q 97
                    Transport I/O
                 AViA-DMC Transport Demultiplexer                              3Q 97
                 DVxpert 5210 Broadcast Encoder                                4Q 97
                 DVxpert 6210 Professional Encoder                             4Q 97
                 ---------------------------------------------------------------------
                 CLM4400 Half D1 Resolution         Satellite news             1Q 96
                   MPEG-2 Encoder                     gathering
                                                    Distance learning
                 ---------------------------------------------------------------------
                 CLM4700 Broadcast Resolution       Cable headends             4Q 94
                   MPEG-2 Encoders                  Satellite uplinks
                                                    Video servers
                                                    Ad insertion equipment
                 ---------------------------------------------------------------------
                 CLM4110 Multistandard Codec        Computer add-in cards      4Q 96
Computer         CLM4111 Multistandard Codec                                   4Q 96
                 ZiVA DS System Decoder                                        1Q 97
                 ZiVA D6 System Decoder w/ 5.1                                 1Q 97
                   Channel Dolby Audio
--------------------------------------------------------------------------------------


DiviCom Products

   DiviCom applies its unique compression algorithms and techniques to obtain optimal performance from its family of MPEG-2/DVB system-level products, which include encoding systems (program encoders and MPEG-2 data injectors) and networking products (for the remultiplexing, grooming and management of compressed media). DiviCom also offers a full range of complimentary services including systems integration, consulting, training and technical support.

   Program Encoders and Data Injectors

   DiviCom's MediaView (TM) line of program encoders provide compression of video, audio and data channels in MPEG-2 compliant formats. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, the Company's encoders produce high quality video and audio at a low data rate. Interoperability with other products and systems is ensured through compliance with the MPEG-2 and DVB standards.

   The MediaView MV25 offers exceptional video quality at low bit rates, and was the first encoder in the industry to integrate the pre-processor and an advanced video compressor within the same unit. The MV25 is especially suited to PAL applications and for satellite and cable operators where compressing as many signals as possible onto a transponder or cable channel is critical to reducing operational costs.

   The MediaView MV10 is targeted for use in cable headends, MMDS direct-to-home, switched digital video systems and in mobile encoding applications such as digital satellite news gathering. This encoder is used, in general, for programming that does not require the advanced adaptive preprocessing and input/output adapters offered by the MV25.

   The MediaView MV5 is designed to offer an affordable digital video compression solution for corporate television and distance learning networks and local access programming.

   DiviCom's MPEG Media Toolkit (TM) provides a data injection platform for applications such as electronic program guides, conditional access streams and data carousels which require the insertion of high-speed data into MPEG-2 streams. New applications can also be easily developed for any use requiring the merging, spooling and packetization of data and video. This allows for the delivery of a wide range of data applications over all types of MPEG networks.

   Networking Products

   DiviCom's MediaNode (TM) MN20 remultiplexes and grooms MPEG-2 compressed data from various sources into a single MPEG-2 transport stream. This source could be either DiviCom program encoders and data injectors, or third-party devices such as satellite integrated receiver/decoders (IRDs) and near video-on-demand (NVOD) servers. The MN20 Remux is especially designed for flexible distribution to all types of networks whether through a modulator to HFC, DTH and MMDS, or directly into an ATM network. The MN20 also provides scrambling and monitoring/decoding capabilities.

   DiviCom's MediaView System Controller (TM) SC20 is a an integrated turn-key product for managing digital video networks. The SC20 allows for the configuration and management of DiviCom and third-party components, and through the detection, display and logging of system faults provides for the ability to properly monitor and maintain system operation. This is done through an easy-to-use graphical user interface which provides the status, interconnection maps and context sensitive help necessary for system troubleshooting.

   Professional Services and Customer Support

   DiviCom's DiviSys (TM) technology integration group provides consulting and implementation services to DiviCom customers worldwide. DiviSys draws upon its expertise in broadcasting television, communications networking and compression technology to design, integrate and install complete business solutions. DiviSys offers a broad range of services including program management, budget analysis, technical design and planning, parts inventory management, building and site preparation, equipment installation and integration, end-to-end system testing and comprehensive customer training.

   The DiviSys group also has extensive experience in integrating DiviCom products with numerous third-party products and services. This includes the procurement and integration of encoders, multiplexers, system/network controllers, ATM and TCP/IP network equipment, NVOD servers, modulators, transmitters, antennas, downlink systems, satellite dishes/IRDs, subscriber management systems, conditional access systems for pay-per-view, electronic program guides and diagnostics/quality assurance tools.

   DiviTec (TM) is DiviCom's customer service and support organization. The DiviTec Service Agreement provides for a customized set of services for ongoing maintenance, support-on-demand and customer training. This service is designed to meet each customer's specific needs in order to maximize the benefits they receive from DiviCom products and systems.

   Changing Product Mix; Dependence on Decoder Products

   While C-Cube offers a number of products for a variety of applications, beginning in the second quarter of 1995, sales of the Company's CL480 family of products have represented a significant percentage of the Company's total net revenues. The Company expects that revenues from its MPEG-1 decoder products including the CL480 and CL680 families of products will decrease as a percentage of total revenues, but continue to account for a significant portion of its product revenues in 1998.* C-Cube expects that price competition will continue to result in declining average selling prices for this family of products.* The Company has implemented several programs that have reduced costs associated with these families of products. In the event that increases in unit sales and other manufacturing efficiencies of these families of products do not offset decreasing sales prices in the future, the Company's business and results of operations would be materially and adversely affected. C-Cube anticipates that overall gross margin may decrease as a result of a number of factors including anticipated declines in average selling prices over time.* The timing of volume shipments and the life cycles of the Company's products are difficult to predict due in large measure to the emerging nature of the markets for C-Cube's products, the future effect of product enhancements by the Company and its current and future competitors. Declines in demand for the Company's products, particularly the CL480 and CL680 families of products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on C-Cube's business and results of operations.

Customers

   The following table lists certain of the Company's end customers:


     Market                            Customers
--------------    -----------------------------------------------------
                  Idall                    Malata
Consumer          Samsung                  ChangHong
                  SAST                     Xiamin Solid
                  GI                       Scientific Atlanta
--------------    -----------------------------------------------------
Communications    NDS                      NEC
                  Comsat                   ABL
                  Dell                     Kasan
--------------    -----------------------------------------------------
Computer          Toshiba                  NEC
                  Diamond                  Quadrant International
--------------    -----------------------------------------------------

   During 1997 one customer accounted for 20% of the Company's net revenues. During 1996 one customer accounted for 12% of the Company's net revenues. During 1995 two customers accounted for 14% and 10% of the Company's net revenues, respectively. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future.

Research and Development

   C-Cube believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 1997, the Company had 347 full-time employees engaged in research and development. Expenditures for research and development in 1997, 1996 and 1995 were approximately $64.2 million, $44.2 million and $14.3 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. In addition, markets for C-Cube's products are characterized by intense price competition. As the markets for the Company's products develop and competition increases, C-Cube anticipates that product life cycles will shorten and average selling prices will decline.* In particular, average selling price and product gross margin for each of the Company's products will decline as such products mature and as per order unit volumes for such products increase.* The Company's operating results will depend to a significant extent on its ability to continue to successfully introduce new products on a timely basis and to reduce costs of existing products.* In particular, C-Cube currently intends to announce several new products over the next year, including next generation MPEG-1 and MPEG-2 decoders.* There can be no assurance that these products will be successfully developed or will achieve market acceptance, and these products are not expected to contribute significantly to revenues in the first half of 1998. The failure of any of these products to be successfully introduced and achieve market acceptance could have a material adverse effect on the Company's business and results of operations. In addition, the Company continues to sell a number of earlier generation products; any failure to manage the transition to new products effectively would have a material adverse effect on the Company's business and results of operations. The success of new product introductions is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new product designs, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of C-Cube's and its customers' products. As a result, the Company believes that continued significant expenditures for research and development will be required in the future.* Because of the complexity of its products, C-Cube has experienced delays from time to time in completing development and introduction of new products, and, as a result, has from time to time not achieved the market share anticipated for such products. There can be no assurance that such delays will not be encountered in the development and introduction of future products, including the products currently expected to be announced over the next year. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render C-Cube's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of any of the Company's new product development efforts could have a material adverse effect on C-Cube's business and results of operations.

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

   In the United States, the Company sells its products through the direct sales channel, independent representatives and distributors. The Company records revenues from product sales to customers at the time of shipment. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time revenues from product sales are recorded. Generally, the Company pays its independent sales representatives on a commission basis. As of December 1997, C-Cube had North American regional sales offices in California, Georgia and Quebec and international sales offices in the United Kingdom, France, Korea, China, Hong Kong, Singapore, Taiwan and Japan. In Japan, C-Cube sells products through the direct sales force of C-Cube Japan, Inc.
(CCJ) and two distributors. CCJ was formed by the Company and Kubota Corporation in 1988 and is owned 65% by C-Cube and 35% by Kubota. The primary business of CCJ is the marketing, sales and support of the Company's products in Japan. Internationally, the Company has commissioned sales representatives or distributors in Australia, Canada, Denmark, France, Germany, Great Britain, Hong Kong, Ireland, India, Israel, Italy, Korea, Malaysia, Scandinavia, Singapore and Taiwan.

International Business Activities

   During 1997, 1996 and 1995, international revenues accounted for approximately 65%, 67% and 70% of the Company's net revenues, respectively, and C-Cube believes that international revenues will continue to account for a significant portion of net revenues.* The significant portion of international revenues in these years is due primarily to sales of MPEG-1 decoder products in Asia. The Company's success will depend in part upon its ability to manage international marketing and sales operations and manufacturing relationships. In addition, C-Cube purchases a substantial portion of its assembly services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China and Taiwan comprise substantial markets for consumer electronics products utilizing the Company's MPEG-1 decoder products, such as VideoCD players. As a consequence, any political or economic instability in such countries could significantly reduce demand for products from certain of the Company's major customers. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company manufactures and sells product to customers in Korea and is subject to the risk of political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or to sell its products in foreign markets.

Manufacturing

   C-Cube has chosen to use independent silicon foundries to fabricate its integrated circuits. Assembly, test and packaging are also subcontracted to third parties. This approach enables the Company to concentrate its resources on product design and development, where C-Cube believes it has greater competitive advantages. The Company continually evaluates alternative sources for wafer assembly and test capacity.

   The Company's devices are currently fabricated using complementary metal oxide semiconductor (CMOS) process technology with 0.65 micron,
0.5 micron, 0.35 micron and 0.25 micron process feature sizes, using either three or four layers of metal interconnect. Fabricated wafers are either tested by the fabrication facility to C-Cube specifications or the Company takes receipt of untested wafers and works with subcontractor testing facilities. Once the fully tested and accepted wafers are received by C-Cube, the die are assembled into packages by subcontractors, primarily located in Japan, Taiwan, Korea and the United States. The Company utilizes multiple assembly subcontractors for its products.

   In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. TSMC will apply the June 1996 prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At December 31, 1997, $4.9 million of the remaining $23.1 million production capacity rights is included in other current assets.

   The Company believes that an increase in the demand for semiconductor wafers over currently expected levels, or a failure of foundry capacity in the industry to grow at anticipated rates could result in greater difficulty in obtaining adequate foundry capacity, increased prices and increased lead times.* The Company's future operating results depend in substantial part on its ability to increase the capacity available to it from its existing or new foundries. In order to secure such capacity, the Company has considered and will continue to consider various possible transactions, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships with foundries.* There can be no assurance that the Company will be able to make any such arrangement in a timely fashion or at all, that the Company will not require additional issuances of equity or debt in order to raise capital for any such arrangements or that any such financing would be available to the Company on acceptable terms or at all. If the Company were not able on a timely basis to obtain additional foundry capacity, its business and results of operations would be materially and adversely affected.

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

   C-Cube sources its integrated circuit products from MEC, TSMC and Yamaha and is in the process of qualifying additional foundries. This dependence on a small number of foundries subjects the Company to risks associated with an interruption in supply from these foundries. In connection with the manufacture of its newer products, C-Cube needs to continue to evaluate and qualify new foundries that employ advanced manufacturing and process technologies, which are currently available from a limited number of foundries. For example, certain of the new products that the Company intends to introduce require advanced CMOS processes. The Company has in the past experienced increased costs and delays in connection with the qualification of new foundries. There can be no assurance that any delays, cost increases or quality problems resulting from the qualification of new foundries will not have a material adverse effect on C-Cube's business and results of operations.

   The Company's reliance on subcontractors to manufacture and assemble its products involves significant risks, including: reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity; and potential misappropriation of C-Cube intellectual property. The Company obtains foundry capacity through forecasts that are generated in advance of expected delivery dates. The Company's ability to obtain the foundry capacity necessary to meet the future demand for its products is based on its ability to accurately forecast such future demand. If the Company fails to accurately forecast such future demand, the Company may be unable to timely obtain an adequate supply of wafers necessary to manufacture the number of products required to satisfy the actual demand. There can be no assurance that the Company will continue to accurately forecast the future demand for its products and obtain sufficient foundry capacity in the future.

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

   The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time, it may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. The failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on C-Cube's gross margins.

   DiviCom's manufacturing strategy is focused on the rapid transition of products from engineering development to production. DiviCom makes extensive use of the services of electronic component suppliers, referred to as manufacturing distributors, and subcontract assembly houses in order to minimize inventory risks, obtain competitive pricing and increase supply flexibility.

   DiviCom's manufacturing group establishes relationships with key supply and subcontract partners. Electronic component distributors are responsible for the procurement and "kitting" of components in preparation for contract assemble.

   Once a product or subsystem has demonstrated design stability, it is transitioned from the DiviCom engineering group to the contract partner for management and full turnkey assembly. The contract partner purchases components to DiviCom specifications, contracts with the assembly facility to perform product builds, and ships the completed systems to DiviCom. DiviCom manages the final integration, system testing, reliability and quality assurance testing and configuration per customer requirements

Competition

   The markets in which C-Cube competes are intensely competitive and are characterized by declining average selling prices and rapid technology change. C-Cube believes that it competes favorably in the areas of product definition, system cost, functionality, time-to-market, reliability and reputation. C-Cube competes with major domestic and international companies, most of which have substantially greater financial and other resources than C-Cube with which to pursue engineering, manufacturing, marketing and distribution of their products. Some of these companies own proprietary video compression technology competitive with C-Cube's standards-based systems. In the consumer electronics market, principal competitors include ESS Technology, Inc., SGS-Thomson, Zoran, LSI Logic, Oak Technology, Winbond and UMC as well as several large, integrated

Japanese and Korean consumer electronics companies, such as Sony, MEC, Toshiba, NEC and Samsung, which have their own semiconductor design and manufacturing capacity. In the communications market, C-Cube's principal competitors include SGS-Thomson, LSI Logic, Texas Instruments, VLSI Technologies, Sony, Phillips and IBM. In the computer market, principal C-Cube competitors include the increasingly powerful CPUs that are now available from, among others, Intel and Motorola, as well as hardware solutions from Zoran, Chromatic Research, LuxSonar and IBM. Graphics chip manufacturers such as S3 Incorporated and Trident Microsystems, Inc., are also potential competitors.

   In the MPEG-2 encoder market IBM is the principal competitor in the broadcast communications market, while Sony is the most potent competitor in the consumer market. C-Cube expects that other companies will introduce competing encoder products in the future.* Although the timing of the production availability of such encoders is uncertain, their availability could have an adverse impact on C-Cube's encoder product revenues and margins. C-Cube may also face increased competition in the future from new entrants into its markets. In particular, as the markets for C-Cube's products develop, competition from large semiconductor companies, such as SGS-Thomson, Texas Instruments and Phillips, and from vertically integrated companies such as Sony, MEC, Toshiba and NEC, may increase significantly. If C-Cube can offer low-cost hardware solutions, then it may continue to compete with providers of software solutions such as National and AMD, and manufacturers of CPUs such as Intel and Motorola. The ability of C-Cube to compete successfully in the rapidly evolving markets for high performance video compression technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price and the efficiency of production, the pace at which customers incorporate C-Cube's integrated circuits into their products or technologies, success of competitors' products and general economic conditions. There can be no assurance that C-Cube will be able to compete successfully in the future.

   A variety of other approaches to digital video compression have been introduced, including wavelets, fractal image compression, proprietary compression algorithms and software only solutions. Competitor companies are designing products around these and other alternative approaches. In addition, manufacturers of general purpose microprocessors, such as Intel, and graphics chip manufacturers, such as Chromatics, are positioning their products as offering digital video compression capability. There can be no assurance that system manufacturers will not use such processors for video compression applications. While MPEG has become the accepted standard, any of the alternative approaches, individually or collectively, could be adopted on a widespread basis in the emerging video compression market. If this were to happen, C-Cube's business and results of operations would be materially and adversely affected.

   In the video networking system business, DiviCom competes with vertically integrated system suppliers including General Instrument, Scientific Atlanta, NDS, SGS-Thomson and Philips, as well as more specialized suppliers including the DMV division of News Corp., Nuko and the TV/Com subsidiary of Hyundai. Many of these competitors have, or have access to, substantially greater financial resources than does DiviCom. DiviCom believes that it competes favorably based on its expertise and focus in the area of digital video network systems and its constituent components such as digital video compression, digital network and transmission technology. In addition, DiviCom possesses the practical knowledge and experience required to design, manufacture, integrate and support such systems in real-world deployments. Several of these competitors, including General Instruments, Scientific Atlanta, TV/Com, DMV (formerly NTL), Philips and Wegener have been established in the analog technology market for many years. Others, such as Nuko, Tadiran/Scopus and Tiernan, have come into the market in recent years as the early stages of digital technology emerged. The only competitor to emerge early with an MPEG-2 product with a discrete design was DMV.

   DiviCom and C-Cube's consumer settop box technology licensees compete with traditional cable industry settop box suppliers, such as General Instruments and Scientific Atlanta, as well as consumer electronics companies (which may choose to license DiviCom technology or compete with DiviCom and its licensees) such as Thomson Consumer Electronics, Philips, Sony, MEC, Mitsubishi, Zenith, Hyundai and Samsung. DiviCom competes by providing software and system designs that provide more advanced features more economically than are typically available elsewhere. DiviCom expects that successful companies in this industry will be those that provide the deployable, affordable end-to-end solutions that support open-standards and industry-accepted architectures.* Delivering a low-cost digital settop decoder or other highly integrated solution as well as the broadcast video, audio and data systems, is a key factor for successful participation in the digital television market.*

Intellectual Property and Licenses

   The Company attempts to protect its technology through a combination of patents, copyrights, trade secret laws, confidentiality procedures and licensing arrangements. The Company has 21 issued United States patents and 61 U.S. patent applications pending and has filed certain corresponding applications in certain foreign jurisdictions. These patents expire at various times from 2010 to 2015. The Company intends to continue to seek patents on its technology where appropriate. Notwithstanding its patent position, the Company believes that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of its engineers and other personnel are the most important factors in determining the Company's future technological success.

   There can be no assurance that patents will issue from any pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect the Company's technology. While the Company intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Moreover, while the Company holds or has applied for patents relating to the design of its products, the Company's products are based in part on standards, including MPEG-1, MPEG-2 and JPEG, and the Company does not hold patents or other intellectual property rights for such standards. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. While there is currently no pending intellectual property litigation against the Company, the Company receives from time to time notices of potential infringement of third-party rights and there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology including third-party technology which is or may be embodied in standards. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial amounts in damages and to cease selling the infringing product unless and until the Company is able to develop non-infringing technology or to obtain licenses to the technology which was the subject of the litigation. There can be no assurance that the Company would be successful in such development or that such licenses would be available, and any such development or license could require expenditure of substantial time and other resources.

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

Employees

   As of December 31, 1997, the Company had approximately 750 employees, 347 of whom are engaged in, or directly support, the Company's research and development, 197 of whom are in sales and marketing, 130 of whom are in manufacturing and 76 of whom are in administration. C-Cube's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. C-Cube believes its employee relations are good.

   C-Cube's future success is heavily dependent upon its ability to hire and retain qualified technical, marketing and management personnel. The loss of the services of key personnel could have a material adverse effect on the Company's business. C-Cube is currently seeking certain additional engineering, marketing and management personnel. The Company's success in the future will depend in part on the successful assimilation of such new personnel. C-Cube also obtains assistance from customers whose engineers participate in development programs at the Company. The continuing availability of such support is dependent upon a number of factors, including relationships with customers and the ability of such engineers, many of whom are foreign residents, to obtain immigration visas. The competition for such personnel, particularly for engineering personnel, is intense and the loss of such personnel could have a material adverse effect on C-Cube.

Acquisitions

   On August 28, 1996, the Company acquired DiviCom, a digital video networking company. C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock, assumed options exercisable for 264,000 shares of its common stock and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own.

   On November 17, 1995, C-Cube acquired MCT, a privately-held supplier of digital video processing and video windowing technology for the personal computer market. The primary motivation behind the acquisition was to have MCT personnel supplement the Company's capabilities in the area of reference designs, application software and the development of highly integrated video solutions that optimize C-Cube's existing product lines.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

   None.

Executive Officers Of The Registrant

   The following table lists the names, ages and positions held with the Registrant of all executive officers of the Registrant as of March 18, 1998. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.


          Name                  Age                 Position
 ------------------------       ----  ----------------------------------------
 Alexandre A. Balkanski, Ph.D.   37   President, Chief Executive Officer and
                                      Director
 Tom Lookabaugh, Ph.D.           36   President - DiviCom
 John J. Hagedorn                56   Vice President of Finance and
                                        Administration, Chief Financial
                                        Officer and Assistant Corporate
                                        Secretary
 Alexander D. Daly               36   Senior Vice President of Sales and
                                        Corporate Marketing
 Mark K. Allen                   42   Senior Vice President of Operations
 Richard Foreman                 43   Vice President, Chief Information Officer
                                        and Corporate Secretary

   Dr. Balkanski co-founded the Company in July 1988 as Vice President. He served as Executive Vice President and Chief Operating Officer from February 1994 to July 1995. He has served as President and Chief Executive Officer since July 1995. He was elected to the Board of Directors in April 1993. Prior to co-founding C-Cube, Dr. Balkanski was the co-founder and President of Diamond Devices Inc., a semiconductor company specializing in the development of fast algorithms for signal processing. Dr. Balkanski currently serves on the board of directors of PMC-Sierra, Inc. and CKS Group, Inc. Dr. Balkanski holds a B.A. in physics from Harvard College, and an M.S. in physics and a Ph.D. in business economics from Harvard University.

   Dr. Lookabaugh joined DiviCom as its Vice President of Research and Business Development in June 1993 and was named Vice President of Marketing in February 1996. From March 1997 to December 1997, Dr. Lookabaugh served as Senior Vice President and General Manager. He was appointed President of DiviCom in December 1997. Prior to joining DiviCom, Dr. Lookabaugh spent five years with Compression Labs, Inc., where he assumed project management responsibility on the development of an MPEG-1 decoder for video on demand, and was Executive Director of Research and New Business Technology.
Dr. Lookabaugh received a Ph.D. in Electrical Engineering, an M.S. in Statistics, an M.S. in Engineering Management, and an M.S. in Electrical Engineering from Stanford University and a B.S. in Engineering Physics from the Colorado School of Mines.

   Mr. Hagedorn joined C-Cube in 1997 as Vice President of Finance and Administration, Chief Financial Officer and Assistant Secretary. He brings more than twenty years of senior financial management experience, the last fourteen of which have been in the semiconductor industry. Prior to joining C-Cube, Mr. Hagedorn held the chief financial officer's positions for IC WORKS and for Data I/O. After having served as CFO of Pacific Intermountain Express for a number of years, he began his semiconductor career at Intel in 1983 and held a number of key positions, including director of finance and administration for Intel's European subsidiary. In this position, he served as CFO and oversaw finance, information systems and physical distribution for a $400 million operation in eleven countries. Mr. Hagedorn holds a B.S. in Industrial Engineering from Yale University and an MBA from Harvard University.

   Mr. Daly joined the Company in June 1995 as Vice President of
Marketing. In December 1997 he was appointed Senior Vice President of Sales and Corporate Marketing. From 1990 to 1995, he served at Intel Corporation, most recently as director of marketing for the mobile computing group.
Mr. Daly currently serves on the board of directors of Vitesse Semiconductor Corporation. He holds a B.S. degree, cum laude, in electrical engineering from the University of Miami and an M.B.A. from the University of Dallas.

   Mr. Allen joined the Company in February 1995 as Vice President of Operations. From 1987 to 1993 he was Vice President of Worldwide Operations for Cypress Semiconductor. From 1993 to 1995, he was a student at the Haas School of Business at the University of California, Berkeley. Mr. Allen holds a B.S. in electrical engineering from Purdue University.

   Mr. Foreman joined the Company in November 1994 as Director of Information Technology. In January 1996 he was appointed Vice President and Chief Information Officer. During 1994, Mr. Foreman was Vice President of the Intouch Group and an information systems consultant to Sybase Corporation. From April 1983 to January 1994, Mr. Foreman held management positions at Cypress Semiconductor, including Corporate Controller and Director of Information Systems. Mr. Foreman holds a B.S., with honors, in Mechanical Engineering from Villanova University, an M.S. in Systems Engineering from the University of Pennsylvania and an M.B.A. from the Wharton Graduate School.

                                   PART II

ITEM  5.    Market For Registrant's Common Stock And Related Stockholder
Matters

   The Company's common stock has been included for quotation on the Nasdaq National Market under the Nasdaq symbol "CUBE" since the Company's initial public offering in April 1994. The following table sets forth, for the periods indicated, the high and low closing sale prices for the common stock on such market.

                                              High          Low
                                            ---------    ---------
  1996:
    First Quarter                           $71          $42 3/4
    Second Quarter                           61 1/2       29 3/4
    Third Quarter                            44 3/4       23 3/8
    Fourth Quarter                           48 1/2       35 1/8
  1997:
    First Quarter                           $39 1/4      $25 1/4
    Second Quarter                           28 13/16     17 3/8
    Third Quarter                            34 1/2       17 21/32
    Fourth Quarter                           33 13/16     16 3/16

   At March 18, 1998, the Company had 1,044 holders of record of its common stock and 37,124,074 shares outstanding.

   The market price of C-Cube's common stock has fluctuated significantly since its initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and have often been unrelated to the operating performance of the specific companies. The market price of C-Cube's common stock has declined substantially from its historic highs, and may continue to experience significant fluctuations in the future.

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

ITEM 6.   Selected Financial Data

   The following selected consolidated financial data for each of the five years in the period ended December 31, 1997 have been derived from the audited consolidated financial statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                     Years Ended December 31,
                                     --------------------------------------------------------
                                       1997        1996        1995        1994        1993
                                     --------    --------    --------    --------    --------
                                      (In thousands, except percentage and per share amounts)
Statement of Operations Data:
Net revenues:
  Product                            $337,012    $319,558    $123,190     $42,026     $20,411
  Development contracts                    --         200       1,412       2,993       3,328
                                     --------    --------    --------    --------    --------
              Total                   337,012     319,758     124,602      45,019      23,739
                                     --------    --------    --------    --------    --------
Costs and expenses:
  Cost of product revenues            151,333     144,985      59,253      19,574       8,304
  Research and development             64,204      44,177      14,342       9,774       7,372
  Selling, general and                 52,732      39,002      19,227      11,283       8,217
    administrative
  Purchased in-process                     --     131,349       3,800          --          --
    technology
                                     --------    --------    --------    --------    --------
              Total                   268,269     359,513      96,622      40,631      23,893
                                     --------    --------    --------    --------    --------
Income (loss) from operations          68,743     (39,755)     27,980       4,388        (154)
Interest income (expense), net         (1,757)        (28)      2,059         689        (257)
                                     --------    --------    --------    --------    --------
Income (loss) before income
  taxes and minority interest          66,986     (39,783)     30,039       5,077        (411)
Income tax expense                     22,895      32,944       4,933          69          71
                                     --------    --------    --------    --------    --------
Income (loss) before minority          44,091     (72,727)     25,106       5,008        (482)
  interest
Minority interest in net income          (248)        318         211          --          --
  (loss) of subsidiary
                                     --------    --------    --------    --------    --------
Net income (loss)                    $ 44,339    $(73,045)   $ 24,895    $  5,008     $  (482)
                                     ========    ========    ========    ========    ========

Earnings (loss) per share: (1)
  Basic                                $ 1.21      $(2.15)     $ 0.78     $  0.18      $(0.02)
                                     ========    ========    ========    ========    ========
  Diluted                              $ 1.15      $(2.15)     $ 0.74     $  0.16      $(0.02)
                                     ========    ========    ========    ========    ========
Shares: (1)
  Basic                                36,497      33,928      31,819      28,248      25,406
                                     ========    ========    ========    ========    ========
  Diluted                              41,683      33,928      35,000      31,433      25,406
                                     ========    ========    ========    ========    ========

Product Gross Margin Data:
Net product revenues                 $337,012    $319,558    $123,190     $42,026     $20,411
Cost of product revenues              151,333     144,985      59,253      19,574       8,304
                                     --------    --------    --------    --------    --------
Product gross margin                 $185,679    $174,573    $ 63,937     $22,452     $12,107
                                     ========    ========    ========    ========    ========
Product gross margin percentage         55.1%       54.6%       51.9%       53.4%       59.3%
                                     ========    ========    ========    ========    ========

Balance Sheet Data:
Cash and short-term investments      $166,350     $82,246    $144,089     $43,833      $8,608
Working capital                       208,391     124,487     158,577      48,751       7,200
Total assets                          304,108     279,515     203,526      67,862      23,925
Short-term debt and current
  portion of long-term obligations        608      25,337       3,093       6,908       6,429
Long-term obligations, net of          87,462      87,700      88,010       2,081       2,613
  current portion
Stockholders' equity                  175,415     118,572      87,535      53,488      10,445


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per share.

                            Quarterly Results of Operations (Unaudited)

                                             1997                                       1996
                           ----------------------------------------    ----------------------------------------
                           Fourth      Third     Second      First     Fourth     Third     Second      First
                           Quarter    Quarter    Quarter    Quarter    Quarter   Quarter    Quarter    Quarter
                           -------    -------    -------    -------    -------   --------    -------    -------
                                         (In thousands, except per share and percentage amounts)
Net revenues               $90,065    $81,717    $71,098    $94,132    $95,520    $83,180    $72,958    $68,100
Costs and expenses:
 Cost of product revenues   42,330     36,750     31,278     40,975     42,017     37,428     33,561     31,979
 Research and development   16,344     16,798     15,450     15,612     15,327     12,637      9,363      6,850
 Selling, general and
  administrative            13,767     13,555     12,340     13,070     12,123     10,785      8,294      7,800
 Purchased in-process           --         --         --         --         --    131,349         --         --
  technology
                           -------    -------    -------    -------    -------   --------    -------    -------
          Total             72,441     67,103     59,068     69,657     69,467    192,199     51,218     46,629
                           -------    -------    -------    -------    -------   --------    -------    -------
Income (loss) from
 Operations                 17,624     14,614     12,030     24,475     26,053   (109,019)    21,740     21,471
Interest income               (122)       (33)      (535)    (1,067)      (677)       (59)       237        471
(expense), net
                           -------    -------    -------    -------    -------   --------    -------    -------
Income (loss) before
  income taxes and
  minority interest         17,502     14,581     11,495     23,408     23,376   (109,078)    21,977     21,942
Income tax expense           6,030      4,958      3,949      7,958      8,454      8,679      8,131      7,680
                           -------    -------    -------    -------    -------   --------    -------    -------
Income (loss) before
  minority interest         11,472      9,623      7,546     15,450     16,922   (117,757)    13,846     14,262
Minority interest in net
  income (loss) of
  subsidiary                  (125)       (40)      (138)        55       (363)        --         --        681
                           -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss)          $11,597    $ 9,663    $ 7,684    $15,395    $17,285  $(117,757)   $13,846    $13,581
                           =======    =======    =======    =======    =======   ========    =======    =======
Diluted income (loss) per
  share (1)                  $0.30      $0.25      $0.21      $0.40      $0.44     $(3.46)     $0.38      $0.37
                           =======    =======    =======    =======    =======   ========    =======    =======
Shares used in              42,023     42,055     40,938     41,209     41,511     39,477     38,488     38,863
  computation (1)          =======    =======    =======    =======    =======   ========    =======    =======
Gross margin percentage      53.0%      55.0%      56.0%      56.5%      56.0%      55.0%      54.0%      53.0%
                           =======    =======    =======    =======    =======   ========    =======    =======

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth certain operating data as a percentage of net revenues for the years ended December 31, 1997, 1996 and 1995:

                                         Years Ended December 31,
                                        -------------------------
                                         1997     1996     1995
                                        -------  -------  -------
        Net revenues                    100.0%   100.0%   100.0%
        Costs and expenses:
          Cost of product revenues       44.9     45.3     47.6
          Research and development       19.1     13.8     11.5
          Selling, general and
           administrative                15.6     12.2     15.4
          Purchased in-process
           technology                     0.0     41.1      3.0
                                        ------   ------   ------
                  Total                  79.6    112.4     77.5
                                        ------   ------   ------
        Income (loss) from operations    20.4    (12.4)    22.5
        Interest income (expense), net   (0.5)     0.0      1.6
                                        ------   ------   ------
        Income (loss) before income
         taxes and minority interest     19.9    (12.4)    24.1
        Income tax expense                6.8     10.3      4.0
                                        ------   ------   ------
        Income (loss) before minority
         interest                        13.1    (22.7)    20.1
        Minority interest in net
         income (loss) of subsidiary     (0.1)     0.1      0.1
                                        ------   ------   ------
        Net income (loss)                13.2%   (22.8)%   20.0%
                                        ======   ======   ======

   Acquisition

   On August 28, 1996, the Company acquired DiviCom Inc., a digital video networking company. C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock, assumed options exercisable for 264,000 shares of its common stock and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own. C-Cube assumed net liabilities of $1.9 million, purchased technology of $14.2 million, which will be amortized over five years, and wrote off $131.3 million of in-process technology.

   The Company incurred acquisition-related charges of $133 million in the third quarter of 1996, which include the in-process technology write-off and bonuses paid to DiviCom employees.

   The acquisition of DiviCom was accounted for as a purchase and therefore DiviCom financial results from the date of acquisition, August 28, 1996, are included in C-Cube's consolidated financial results.

   Net Revenues

   Net revenues increased 5% to $337.0 million in 1997 compared to $319.8 million in 1996. Revenue from the Company's family of encoder products increased primarily due to sales of encoder systems developed by DiviCom, which was acquired in the third quarter of 1996. See "Acquisition." The Company also began volume shipments of its MPEG-2 DVD decoder chips used primarily in DVD-ROMs on PCs. Revenue from MPEG-1 decoder chips used in VideoCD players which are sold primarily in China, decreased from the prior year due to price reductions made in response to competition. The decreased prices for these products were partially offset by unit volumes which roughly doubled.

   1996 revenues increased 157% to $319.8 million compared to $124.6 million in 1995. Revenue from the VideoCD market increased significantly due to an increase in volume shipments of MPEG-1 VideoCD system decoders, led by the CL484VCD MPEG-1 Decoder, which was introduced and began significant volume shipments in the first quarter of 1996. Revenue from the Company's family of encoder products increased primarily due to the acquisition of DiviCom and shipments of its MediaView MV20 program encoder as well as increased volume shipments of C-Cube's MPEG-2 encoder chips.
Revenue from the digital video broadcast market increased due to increased volume shipments of the CL9100 MPEG-2 video decoder product and the CL9110 MPEG-2 transport demultiplexer product. The increase in product revenues noted above was partially offset by a decline in the CL450 MPEG-1 video decoder product shipments and an increased provision for sales returns allowance.

   The sales returns allowance at December 31, 1997 was $6.7 million, down from $11.5 million at December 31, 1996. During 1997, provisions to the sales returns allowance were $3.3 million and deductions were $8.1 million. The deductions to the allowance were primarily due to price protection credits given to distributors in the first quarter of 1997 as the Company significantly reduced the selling prices of its MPEG-1 decoder chips in response to competitive pressures.

   The sales returns allowance increased to $11.5 million at the end of 1996 as compared to $1.8 million at the end of 1995. The increase was due to the $12.2 million provision to the allowance during 1996, partially offset by $2.5 million in deductions. The $11.5 million allowance at the end of 1996 was established to cover price protection credits to distributors, as selling price reductions on MPEG-1 decoder chips were anticipated in the first quarter of 1997, and to cover potential returns for new products shipped in the fourth quarter of 1996.

   During 1997 one customer accounted for 20% of net revenues. During 1996 one customer accounted for 12% of net revenues. During 1995 two customers accounted for 14% and 10% of the Company's net revenues, respectively. There can be no assurance that such customers will continue to account for a significant percentage of the Company's revenues in the future.

   International revenues accounted for 65%, 67% and 70% of net revenues in 1997, 1996 and 1995, respectively. International revenues were a significant portion of total revenues primarily due to volume shipments of the CL480 and CL680 families of products in Asia for VideoCD players in the consumer market. The Company sells products and supports customers in Japan primarily through C-Cube Japan, Inc. (CCJ), the Company's 65% owned joint venture with Kubota Corporation. The Company expects that international revenues will continue to represent a significant portion of net revenues.* C-Cube's international sales and manufacturing are subject to changes in foreign political and economic conditions and to other risks, including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. See "Item 1. Business - International Business Activities."

   Gross Margin

   C-Cube's gross margin percentage increased to 55.1% in 1997 from 54.7% in 1996. This improvement is due primarily to lower product transition costs, reduced product costs and a shift in product mix to higher margin encoder products. The Company has been able to reduce product costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes and the redesign of products to reduce die size. These changes were largely offset by decreases in average selling prices for the Company's products. C-Cube's gross margin percentage increased to 54.7% in 1996 from 52.4% in 1995 primarily due to cost reduction efforts and a shift in product mix whereby the higher margin encoder products made up a larger portion of sales, due in part to the acquisition of DiviCom. The increase in gross margin mix was partially offset by lower margins on end-of-life products in 1996 as compared to 1995.

   The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder products.* Due to an increasing percentage of sales represented by lower margin MPEG-1 and MPEG-2 decoder products and to decreasing selling prices of certain products, the Company anticipates that its gross margin percentages may decrease in the future.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

   C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on C-Cube's gross margins.

   Research and Development Expenses

   In 1997, research and development expenses were $64.2 million or 19.1% of net revenues, compared to $44.2 million or 13.8% of net revenues, in 1996. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels. In 1996, research and development expenses were $44.2 million or 13.8% of net revenues, compared to $14.3 million or 11.5% of net revenues, in 1995. The increase in research and development expenses from the prior year is primarily related to an increase in employee-related costs as well as increases in depreciation and product start-up costs. The Company anticipates that absolute levels of research and development expenses will increase in future periods.*

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $52.7 million or 15.6% of net revenues in 1997 compared to $39.0 million or 12.2% of net revenues for 1996. The increase in spending was primarily due to increased headcount and related expenses, increased travel costs and higher advertising costs. Selling, general and administrative expenses increased to $39.0 million or 12.2% of net revenues in 1996 compared to $19.2 million or 15.4% of net revenues for 1995. The increase in absolute dollars was primarily due to increased staffing and related expenses and increased commissions on higher sales levels. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.*

   Other Income (Expense)

   Interest income decreased to $4.3 million in 1997 compared to $5.9 million in 1996 primarily due to lower average balances in cash and investments in 1997 as compared to 1996. Interest income increased to $5.9 million in 1996 compared to $3.6 million in 1995 primarily due to higher average balances in cash and investments in 1996 as compared to 1995. Interest expense and other remained consistent at $6.0 million in 1997 and 1996. Interest expense and other increased to $6.0 million in 1996 from $1.6 million in 1995 due primarily to interest paid on the $86.3 million principal on convertible subordinated notes issued in the fourth quarter of 1995.

   Income Tax Expense

   The Company provided $22.9 million for income taxes in 1997 on income before taxes and minority interest of $67.0 million for an effective tax rate of 34%. In 1996, the Company provided $32.9 million on a loss before income taxes and minority interest of $39.8 million because the purchased in-process technology charge in 1996 was not tax deductible. The effective tax rate in 1996 was 36% excluding the 1996 purchased in-process technology charge. The effective rates for 1997 and 1996 are less than the combined federal and state statutory rate primarily due to tax credits and foreign taxes. The Company's effective tax rate for 1995 of 16.5% was lower than the federal statutory rate as the Company reduced its valuation allowance against its deferred tax assets in order to recognize the benefit from operating loss carryforwards.

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

   In addition, C-Cube's operating results are subject to fluctuation in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. The

Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in Digital Video Disk
(DVD) systems. The Company's DVD products are subject to the new product risks described in the preceding paragraph, including in particular C-Cube's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse affect on its operating results. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has generally shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand from mid-first quarter until mid-third quarter.* If the future geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these areas make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

   The economic crisis in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are used.

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. See "Concentration of Credit Risk" and "Product and Geographic Risks" in Note 1 of Notes to Consolidated Financial Statements.

   The market price of C-Cube's common stock has fluctuated significantly since the initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. The market price of C-Cube's common stock has declined substantially from historic highs, and may continue to experience significant fluctuations in the future.

   The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing.* This process includes getting confirmation from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely, will also be converted in a timely manner or that any such failure by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs and, based on information to date (excluding the possible impact of vendor systems), management believes that total costs of year 2000 related issues will not exceed $500,000.* These costs will be funded through operating cash flows and will be expensed as incurred.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments increased to $166.4 million at December 31, 1997 from the $82.2 million at the end of 1996. Working capital increased to $208.4 million at December 31, 1997 from $124.5 million at the end of 1996.

   The Company's operating activities generated cash of $88.6 million in 1997, compared to $15.2 million in 1996 reflecting reduced inventory levels and various prepaid and production capacity right balances.

   C-Cube's investing activities, exclusive of the maturities and purchases of short-term investments of $14.9 million and $30.0 million, respectively, used cash of $13.2 million, primarily for capital expenditures.

   Cash provided by financing activities was $8.9 million, primarily reflecting sales of stock pursuant to employee stock plans of $9.1 million.

   At December 31, 1997, the Company had an available bank line of credit of $30,000,000 which expires May 1, 1999. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.50% at December 31, 1997). The line of credit agreement requires the Company, among other things, to maintain a minimum tangible net worth, annual net income (no quarterly loss exceeding $3,000,000) and certain financial ratios. In addition, the bank agreement prohibits the payment of cash dividends. At December 31, 1997, the Company was in compliance with these covenants, and there were no borrowings under this line.

   In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. TSMC will apply the June 1996 prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At December 31, 1997, $4.9 million of the remaining $23.1 million production capacity rights is included in other current assets.

   Based on current plans and business conditions, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. In addition, the Company has considered and will continue to consider various possible transactions to secure additional foundry capacity, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships with foundries.

ITEM 8.   Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedule
--------------------------------------------------------------
                                                                           Page
Financial Statements:                                                      ----

Independent Auditors' Report.................................................29
Consolidated Balance Sheets at December 31, 1997 and 1996....................30
Consolidated Statements of Operations for the years ended December 31, 1997,
  1996 and 1995..............................................................31
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995...........................................32
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
  1996 and 1995..............................................................33
Notes to Consolidated Financial Statements...................................34

Financial Statement Schedule:

Independent Auditors' Report.................................................51
Schedule II-Valuation and Qualifying Accounts and Reserves...................52

   All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.


                                      [DELOITTE & TOUCHE LLP LOGO APPEARS HERE]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

   We have audited the accompanying consolidated balance sheets of C-Cube Microsystems Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C-Cube Microsystems Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

San Jose, California
January 21, 1998

                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)
                                      December 31,     December 31,
                                         1997             1996
                                       --------         --------
              ASSETS
Current assets:
  Cash and equivalents                $145,034          $ 76,241
  Short-term investments                21,316             6,005
  Accounts receivable, net of           40,606            40,706
   allowances: 1997 -- $10,175,
   1996 -- $14,092
  Inventories                           15,270            28,056
  Deferred income taxes                 11,496            18,423
  Other current assets                  14,666            23,246
                                      --------          --------
         Total current assets          248,388           192,677
  Property and equipment - net          23,561            22,653
  Production capacity rights            18,200            46,200
  Distribution rights - net              1,648             1,812
  Purchased technology - net             9,408            12,895
  Other assets                           2,903             3,278
                                      --------          --------
          Total                       $304,108          $279,515
                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                       $    --           $ 24,500
  Accounts payable                      9,221             18,320
  Accrued compensation and benefits     9,639             10,243
    Other accrued liabilities          14,167              7,260
    Income taxes payable                2,467                320
    Deferred contract revenue           3,895              6,710
    Current portion of long-term          608                837
     obligations
                                     --------           --------
            Total current liabilities  39,997             68,190
  Long-term obligations                87,462             87,700
  Deferred income taxes                   869              4,440
                                     --------           --------
            Total liabilities         128,328            160,330
                                     --------           --------
Minority interest in subsidiary           365                613
Stockholders' equity:
  Preferred stock, $0.001 par value,       --                --
    5,000 shares authorized
  Common stock, $0.001 par value,
    50,000 shares authorized; shares
    outstanding: 1997 - 36,787,       203,728            191,044
    1996 - 36,013
  Deferred stock compensation              --               (250)
  Notes receivable from stockholders       --               (305)
  Accumulated translation adjustments  (1,969)            (1,238)
  Unrealized loss on investments          (17)               (13)
  Accumulated deficit                 (26,327)           (70,666)
                                     --------           --------
          Total stockholders' equity  175,415            118,572
                                     --------           --------
          Total                      $304,108           $279,515
                                     ========           ========

              See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                               Years Ended December 31,
                                          --------------------------------
                                            1997        1996        1995
                                          --------    --------     --------
Net revenues                              $337,012    $319,758     $124,602
Costs and expenses:
  Cost of product revenues                 151,333     144,985       59,253
  Research and development                  64,204      44,177       14,342
  Selling, general and administrative       52,732      39,002       19,227
  Purchased in-process technology               --     131,349        3,800
                                          --------    --------     --------
      Total                                268,269     359,513       96,622
                                          --------    --------     --------
Income (loss) from operations               68,743     (39,755)      27,980
Other income (expense):
  Interest income and other                  4,291       5,934        3,637
  Interest expense and other                (6,048)     (5,962)      (1,578)
                                          --------    --------     --------
      Total                                 (1,757)        (28)       2,059
                                          --------    --------     --------
Income (loss) before income taxes and       66,986     (39,783)      30,039
  minority interest
Income tax expense                          22,895      32,944        4,933
                                          --------    --------     --------
Income (loss) before minority interest      44,091     (72,727)      25,106
Minority interest in net income (loss) of
  subsidiary                                 (248)         318          211
                                          --------    --------     --------
Net income (loss)                         $ 44,339    $(73,045)    $ 24,895
                                          ========    ========     ========
Earnings (loss) per share:
     Basic                                  $ 1.21     $ (2.15)     $  0.78
                                          ========    ========     ========
     Diluted                                $ 1.15     $ (2.15)     $  0.74
                                          ========    ========     ========
Shares:
     Basic                                  36,497      33,928       31,819
                                          ========    ========     ========
     Diluted                                41,683      33,928       35,000
                                          ========    ========     ========

              See notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (In thousands)
                                                        Notes
                       Common Stock     Deferred      Receivable  Accumulated Unrealized  Retained     Total
                     -----------------    Stock          From     Translation   Loss on   Earnings  Stockholders
                      Shares    Amount Compensation  Stockholders Adjustments Investments (Deficit)    Equity
                     -------------------------------------------------------------------------------------------
BALANCES,
  JANUARY 1, 1995     30,792  $ 78,482    $(1,065)      $(506)       $ (826)     $(81)    $(22,516)   $ 53,488
Common stock issued
  under stock plans    1,571     1,967                                                                   1,967
Tax benefit from
  employee stock
  transactions                   5,907                                                                   5,907
Amortization of
  deferred stock
  compensation                                430                                                          430
Collection of notes
  receivable from
  stockholders                                             47                                               47
Accumulated
  translation
  adjustments                                                           (34)                               (34)
Unrealized gain on
  investments                                                                      67                       67
Capital activity of
  subsidiary                       768                                                                     768
Net income                                                                                  24,895      24,895
                     -------------------------------------------------------------------------------------------
BALANCES,
  DECEMBER 31, 1995   32,363    87,124       (635)       (459)         (860)      (14)       2,379      87,535
Common stock issued
  under stock plans    1,359     7,302                                                                   7,302
Common stock issued
  and stock options
  assumed in
  connection with
  business
  acquisition          2,291    76,580                                                                  76,580
Tax benefit from
  employee stock
  transactions                  20,038                                                                  20,038
Amortization of
  deferred stock
  compensation                                385                                                          385
Collection of notes
  receivable from
  stockholders                                            154                                              154
Accumulated
  translation
  adjustments                                                          (378)                              (378)
Unrealized gain on
  investments                                                                       1                        1
Net loss                                                                                   (73,045)    (73,045)
                     -------------------------------------------------------------------------------------------
BALANCES,
 DECEMBER 31, 1996    36,013   191,044       (250)       (305)       (1,238)      (13)     (70,666)    118,572
Common stock issued
  under stock plans      774     9,111                                                                   9,111
Tax benefit from
  employee stock
  transactions                   3,573                                                                   3,573
Amortization of
  deferred stock
  compensation                                250                                                          250
Collection of notes
  receivable from
  stockholders                                            305                                              305
Accumulated
  translation
  adjustments                                                          (731)                              (731)
Unrealized loss on
  investments                                                                      (4)                      (4)
 Net income                                                                                 44,339      44,339
                     -------------------------------------------------------------------------------------------
BALANCES,
  DECEMBER 31, 1997   36,787  $203,728    $   --       $  --        $(1,969)     $(17)    $(26,327)   $175,415
                     ===========================================================================================

                                 See notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                 Years Ended December 31,
                                           ----------------------------------
                                             1997         1996         1995
                                           --------     --------     --------
Cash flows from operating activities:
  Net income (loss)                        $ 44,339     $(73,045)    $ 24,895
  Adjustments to reconcile net income
   (loss) to net cash provided
    by operating activities:
    Minority interest in subsidiary            (248)         318          295
    Depreciation and amortization            17,396        7,728        3,073
    Deferred income taxes                     3,356       (9,007)      (5,224)
    Purchased in-process technology              --      131,349        3,800
    Changes in assets and liabilities:
       Receivables                             (146)        (890)     (13,627)
       Inventories                           12,712       (6,751)      (7,138)
       Production capacity rights               --       (24,500)          --
       Prepaids and other assets             10,956         (455)        (244)
       Accounts payable                      (8,993)      (6,685)       7,312
       Accrued liabilities                    9,258       (2,841)      15,707
                                           --------     --------     --------
  Net cash provided by operating
    activities                               88,630       15,221       28,849
                                           --------     --------     --------
Cash flows from investing activities:
  Maturities of short-term investments       14,850       54,701       49,700
  Purchases of short-term investments       (29,956)     (49,297)     (29,758)
  Capital expenditures                      (13,572)     (17,141)      (5,389)
  Acquisition of business (net of $8.4
    million cash acquired in 1996)               --      (58,568)      (4,818)
  Other assets                                  368         (126)        (264)
                                           --------     --------     --------
  Net cash provided by (used in) investing
    activities                              (28,310)     (70,431)       9,471
                                           --------     --------     --------
Cash flows from financing activities:
  Bank term loan borrowings (repayments)
   -- net                                        --           --         (694)
  Notes payable -- net                           --       (8,836)      (3,596)
  Repayments of capital lease obligations      (467)        (626)      (1,078)
  Issuance of convertible subordinated
    notes                                        --           --       83,662
  Sale of common stock, net of notes
    receivable                                9,111        7,302        2,735
  Collection of stockholder notes
    receivable                                  305          154           47
                                           --------     --------     --------
  Net cash provided by (used in) financing
    activities                                8,949       (2,006)      81,076
                                           --------     --------     --------
Exchange rate impact on cash and
  equivalents                                  (476)          43          344
                                           --------     --------     --------
Net increase (decrease) in cash and
  equivalents                                68,793      (57,173)     119,740
Cash and equivalents, beginning of period    76,241      133,414       13,674
                                           --------     --------     --------
Cash and equivalents, end of period        $145,034     $ 76,241     $133,414
                                           ========     ========     ========
Supplemental schedule of noncash investing
  and financing activities:
  Unrealized gain (loss) on investments    $     (4)    $      1     $     67
  Purchase of production capacity rights
    for note payable                             --      (24,500)          --
  Forgiveness of note payable for
    production capacity rights               24,500           --           --
Supplemental disclosure of cash flow
information --
  Cash paid during the period for:
     Interest                              $  5,609     $  5,852     $    519
     Income taxes                            11,473       38,127          133

              See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1997, 1996 and 1995

Note 1.  Organization and Significant Accounting Policies

Organization

  C-Cube Microsystems Inc. (the "Company" or "C-Cube") was founded in July 1988. The Company operates in one industry as a leading provider of both digital video semiconductor solutions which implement international standards for digital video, including MPEG-1 and MPEG-2, and digital video networks for broadcast communications applications.

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

Production Capacity Rights

  Production capacity rights are allocated between current and long-term assets and are amortized to inventory as wafers are received.

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

Income Taxes

  The accounting for income taxes requires an asset and liability approach and requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards.

Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses as of the dates and for the periods presented. Actual results could differ from those estimates.

Fair Value of Financial Instruments

  Financial instruments include cash equivalents, short-term investments, a promissory note and convertible subordinated notes. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. Fair value of convertible subordinated notes is determined using market information and valuation methodologies considered to be appropriate. The estimated fair value of the Company's convertible subordinated notes was $70 million and $111 million at December 31, 1997 and 1996, respectively. The estimated fair value of all other financial instruments at December 31, 1997 and 1996 was not materially different from the values presented in the consolidated balance sheets.

Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable and financial instruments used in hedging transactions. By policy, the Company places its investments only with financial institutions meeting its credit guidelines and, other than U.S. Government Treasury instruments, limits the amounts invested in any one institution or in any type of instrument. Almost all of the Company's accounts receivable are derived from sales to manufacturers and distributors in the consumer electronics, computer and communications markets. The Company performs ongoing credit evaluations of its customers' financial condition and manages its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.

  The Company is subject to credit risks related to sales made into Asia, where an economic crisis, which resulted in several countries sharply devaluing their currencies in the second half of 1997, is reducing the cash flows and the access to credit of some of the Company's major customers. Approximately 55% of the Company's sales in 1997 were into Asia. The Company is requiring letters of credit for substantially all of its sales into Asia, except for those made into Japan and Taiwan. Nevertheless, banks have failed in many of these countries in recent months, and it is possible that there will be more such failures before the crisis is settled. Bank failures could cause the letters of credit upon which the Company is relying on not to be paid or to be paid much later than is called for in the contract. To reduce this risk, the Company is requiring its customers in Asia to obtain letters of credit from only the largest banks in the customer's country, or in the case of China, the largest banks in Hong Kong and China. However, there can be no assurance that the largest banks in these countries will not fail, causing defaults against letters of credit.

Product and Geographic Risks

  Beginning in the second quarter of 1995, sales of the Company's MPEG-1 system decoders have represented a significant percentage of the Company's total net revenues. The Company expects that revenues from its MPEG-1 system decoders will account for a significant portion of its product revenues in 1998. Declines in demand for these products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

  The Asian consumer electronics markets accounted for approximately 55% of total Company sales in 1997 and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* As a percent of total 1997 sales, China represented 37%, Japan 7%, Singapore and Korea each 4%, and Taiwan and Thailand 3% combined. The economic crisis in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are used. In 1997, most of the Company's sales in Asia were of its MPEG-1 decoder chips, which are used in VideoCD players. VideoCD players generally sell in Asia for the equivalent of between $90 and $300 U.S. dollars. At these prices, purchases of VideoCD players are not as likely to be deferred as are purchases of expensive consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of increasing difficulty of its customers in obtaining letters of credit which the Company requires prior to shipment.

Foreign Currency Translation

  The functional currency of C-Cube Japan is the Japanese yen. Accordingly all assets and liabilities of C-Cube Japan are translated at the current exchange rate at the end of the period and revenues and costs at average exchange rates in effect during the period. Gains and losses from foreign currency translation are recorded as a separate component of stockholders' equity.

Forward Exchange Contracts

  In the normal course of business, the Company has exposure to foreign currency fluctuations arising from foreign currency purchases and intercompany sales, among other things. The Company enters into forward exchange contracts to neutralize the short-term impact of foreign currency fluctuations on assets and liabilities. All foreign exchange contracts are designated as and effective as hedges. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. The costs of entering into such contracts are not material to the Company's financial results. The fair value of exchange contracts is determined by obtaining quoted market prices of comparable contracts at the balance sheet date, adjusted by interpolation where necessary for maturity differences.

  At December 31, 1997, the Company had $13.4 million of outstanding foreign exchange contracts to buy Japanese yen and $1.3 million of outstanding foreign exchange contracts to sell Japanese yen. The net carrying value of contracts at December 31, 1997 was $12.1 million and estimated fair value of these contracts was $11.7 million. These contracts mature through April 1998. Unrealized losses on forward exchange contracts at December 31, 1997 were $0.4 million. The Company's risk in these contracts is the cost of replacing, at current market rates, these contracts in the event of default by the other party. These contracts are executed with credit worthy financial institutions and are denominated in the currency of major industrial nations. Prior to 1997, the Company held no foreign exchange contracts.

Amortization of Distribution Rights

  As a result of the Company increasing its ownership interest in C-Cube Japan to 65% at December 31, 1992, the Company capitalized $2,471,000 as distribution rights and amortizes this intangible asset over its expected useful life of 15 years. Accumulated amortization was $823,000 and $659,000 at December 31, 1997 and 1996, respectively. The Company evaluates the recoverability of this and other long-lived assets on a regular basis based on estimated future undiscounted cash flows.

  During 1995, the Company and Kubota Corporation contributed additional equity to C-Cube Japan and the Company recorded a $768,000 adjustment to paid-in capital to reflect subsidiary losses previously recognized.

Earnings (Loss) Per Share

  During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) which replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("Basic EPS" and "Diluted EPS"), and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Earnings per share amounts for all periods have been restated to conform to SFAS 128.

Stock-Based Compensation

  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier adoption permitted. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows.

Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income, net loss or stockholders' equity.

Note 2. Acquisitions

  On August 28, 1996, the Company acquired DiviCom Inc., a digital video networking company. C-Cube paid $65.7 million in cash, issued 2.3 million shares of its common stock valued at $69.6 million, assumed options exercisable for 264,000 shares of its common stock valued at $7.0 million and incurred $1.35 million in other costs in exchange for the outstanding shares of DiviCom stock that C-Cube did not already own. The purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

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

  The acquisition of DiviCom was accounted for as a purchase and therefore DiviCom financial results from the date of acquisition, August 28, 1996, are included in C-Cube's consolidated financial results.

  Excluding the one-time charge of $133 million, intercompany sales and cost of sales, and including amortization of purchased technology, pro forma revenue, net income and diluted earnings per share would be $354 million, $49 million and $1.27, respectively for the year ended December 31, 1996, and $155 million, $21 million and $0.57, respectively for the year ended December 31, 1995 assuming DiviCom had been acquired at the beginning of the respective periods. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented or of future operations of the combined companies.

  On November 17, 1995, the Company acquired all of the outstanding capital stock of Media Computer Technologies, Inc. (MCT), a fabless semiconductor company marketing video based products, for cash of $6.35 million, including $100,000 of acquisition costs. The Company withheld $1,125,000 of the purchase price which is included in long-term obligations as of December 31, 1997 and 1996. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Purchased technology of $1.7 million and goodwill of $1.6 million are each being amortized over 5 years. Approximately
$3.8 million of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility and had no alternative future use and was charged to the Company's operations in the fourth quarter of fiscal 1995.

Note 3.  Production Capacity Rights

   In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. TSMC will apply the June 1996 prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At December 31, 1997, $4.9 million of the remaining $23.1 million production capacity rights is included in other current assets.

Note 4.  Short-Term Investments

  Short-term investments include the following debt securities as of December 31, 1997 and 1996:

                                                         Unrealized    Unrealized
                                 Amortized    Market      Holding       Holding
                                    Cost      Value        Gains        Losses
                                 ---------   --------    ----------    ----------
                                                 (in thousands)
 Available-for-sale corporate
  debt securities:
 December 31, 1997                $21,333    $21,316        $ --          $ 17
                                 =========   ========    ==========    ==========
 December 31, 1996                $ 6,018    $ 6,005        $ --          $ 13
                                 =========   ========    ==========    ==========

  There were no gains or losses on the sale of investments in 1997, 1996 or 1995.

Note 5.  Inventories

  Inventories consist of:


                                           December 31,
                                       -------------------
                                         1997        1996
                                       --------   --------
                                          (in thousands)
             Finished goods            $ 9,158    $ 22,817
             Work-in-process             3,852       2,898
             Raw materials               2,260       2,341
                                      --------    --------
                       Total          $ 15,270    $ 28,056
                                      ========    ========

Note 6.  Property and Equipment

  Property and equipment consist of:

                                             December 31,
                                         ------------------
                                           1997      1996
                                         -------   --------
                                            (in thousands)
        Equipment under capital lease    $ 2,834    $ 3,647
        Machinery and equipment --
          principally computers           44,307     34,113
        Furniture and fixtures             3,559      3,068
        Leasehold improvements             4,727      2,449
                                         -------    -------
                   Total                  55,427     43,277
        Accumulated depreciation and
          amortization                   (31,866)   (20,624)
                                         -------    -------
        Property and equipment -- net    $23,561    $22,653
                                         =======    =======

Note 7. Line of Credit and Notes Payable to Banks

   At December 31, 1997, the Company had an available bank line of credit of $30,000,000 which expires May 1, 1999. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.50% at December 31, 1997). The line of credit agreement requires the Company, among other things, to maintain a minimum tangible net worth, annual net income (no quarterly loss exceeding $3,000,000) and certain financial ratios. In addition, the bank agreement prohibits the payment of cash dividends. At December 31, 1997, the Company was in compliance with these covenants, and there were no borrowings under this line.

Note 8.  Long-term Obligations

  Long-term obligations consist of the following:

                                                       December 31,
                                                  -----------------------
                                                   1997            1996
                                                  --------       --------
                                                      (in thousands)
   Convertible notes (see below)                  $86,250        $86,250
   Purchase consideration (see Note 2)              1,125          1,125
   Capital lease obligations (see Note 9)             225            903
   Other long-term obligations                        470            259
                                                 --------       --------
                                                   88,070         88,537
   Current portion                                   (608)          (837)
                                                 --------       --------
   Long-term portion                              $87,462        $87,700
                                                 ========       ========

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

Note 9.  Lease Commitments

  Fully depreciated equipment with a cost of $2,834,000 ($3,647,000 cost and $3,380,000 accumulated depreciation at December 31, 1996) has been leased under capital leases. In addition, the Company rents office and research facilities under operating lease agreements which expire through April 2005.

  Future minimum annual operating and capital lease commitments at December 31, 1997 are as follows:

                                  Operating       Capital
                                  ---------      ---------
                                      (in thousands)
    1998                            $4,203          $240
    1999                             4,226            --
    2000                             2,904            --
    2001                             2,737            --
    2002                             2,067            --
    Thereafter                       3,122            --
                                  ---------      ---------
    Total minimum lease payments   $19,259           240
    Amount representing interest                     (15)
                                  ---------      ---------
    Present value of minimum
      lease payments                                 225
    Current portion                                 (225)
                                                 ---------
    Long-term portion                               $ --
                                                 =========

  Rent expense for operating leases was approximately $3,385,000, $2,048,000 and $857,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 10.  Stockholders' Equity

Preferred Stock

  The number of shares of preferred stock authorized to be issued is 5,000,000 with a par value of $0.001 per share. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1997, no shares of preferred stock had been issued.

Common Stock

  The Company has authorized 26,295,803 shares of its common stock for issuance to founders, employees and others as designated by the Board of Directors through the Company's stock option plans or through stock purchase agreements. Notes receivable from stockholders were fully repaid in 1997.

Employee Stock Option Plans

  The Company's stock option plans (the "Plans") authorize the issuance of 23,446,803 shares of common stock (included in the 26,295,803 authorized shares discussed above) for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors, contractors and consultants. Under the Plans, options are generally granted at fair value at the date of grant. Such options become exercisable over periods of one to five years and expire up to 10 years from the grant date.

  Upon the acquisition of DiviCom in August 1996, 268,285 outstanding options under DiviCom's Stock Option Plan at an average exercise price of $7.75 were assumed by C-Cube. These options retained their original terms.

  The Company repriced 6,429,078 options to $19.94, the market price on July 14, 1997, and 3,532,716 options to $38.13, the market price on September 11, 1996. The repriced shares are treated as canceled and regranted, however, the vesting terms on the 1997 regrants were extended six months. The 1996 regrants retained their original vesting terms.

 Option activity under the Plans was as follows:

                                                                  Weighted
                                                   Number         Average
                                                 of Shares      Exercise Price
                                                ----------       ---------
Outstanding, January 1, 1995 (1,515,018
  exercisable at a weighted average price        3,770,180        $ 2.20
  of $1.26)
Granted (weighted average fair value of $10.39)  3,985,106         17.11
Exercised                                       (1,432,941)         0.78
Canceled                                          (308,527)         6.66
                                                ----------
Outstanding, December 31, 1995 (1,316,523
  exercisable at a weighted average price
  of $4.16)                                      6,013,818         12.20
Granted (weighted average fair value of $17.87)  8,076,424         40.57
Exercised                                       (1,189,523)         4.56
Canceled                                        (3,899,002)        44.38
                                                ----------
Outstanding, December 31, 1996 (2,301,108
  exercisable at a weighted average price
  of $9.36)                                      9,001,717         24.63
Granted (weighted average fair value of $13.02) 11,025,405         21.38
Exercised                                         (570,164)        (8.47)
Canceled                                        (7,542,412)       (31.90)
                                                ----------
Outstanding, December 31, 1997                  11,914,546        $17.80
                                                ==========       =========

  Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                  Options Outstanding                  Options Exercisable
                      ------------------------------------------   -----------------------------
                                     Weighted
                                      Average
                                     Remaining      Weighted                        Weighted
       Range of         Number      Contractual      Average         Number          Average
    Exercise Prices   Outstanding   Life (years)  Exercise Price   Exercisable    Exercise Price
  -----------------   -----------   ------------  --------------   -----------    --------------
  $ 0.14 - $ 3.00        693,198        4.72         $ 1.25           691,490        $ 1.25
    6.00 -  13.00      1,970,560        7.40           8.86         1,296,567          8.73
   14.34 -  19.88      1,729,127        9.06          17.79           405,035         16.99
   19.94 -  19.94      6,079,140        8.67          19.94         1,144,911         19.94
   20.00 -  63.00      1,442,521        9.25          28.97           161,652         36.64
  -----------------   -----------   ------------  --------------   -----------    --------------
  $ 0.14 - $63.00     11,914,546        8.35         $17.80         3,699,655        $12.93
  =================   ===========   ============  ==============   ===========    ==============

  At December 31, 1997, 4,663,048 shares were available for future grants.

Employee Stock Purchase Plan

  The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10% of their compensation (as defined in the plan) to purchase common stock at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. Stock issued under the plan was 211,000, 171,000 and 138,000 shares in 1997, 1996 and 1995 at weighted average prices of $20.52, $11.07 and $6.51, respectively. The weighted average fair value of the 1997, 1996 and 1995 awards was $9.46, $10.39 and $2.05, respectively. At December 31, 1997, 223,000 shares of common stock were available for issuance under this plan.

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

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.50 years in 1997, 6.25 years in 1996 and
5.25 years in 1995; stock volatility, 63% in 1997, 66% in 1996 and 58% in 1995; risk free interest rates, 6.09% in 1997, 6.12% in 1996 and 6.62% in 1995; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $18.0 million ($0.54 per share) in 1997, net loss would have been $85.6 million ($2.52 per share) in 1996 and net income would have been $22.4 million ($0.67 per share) in 1995. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation;
accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. Per share amounts above represent diluted earnings per share under SFAS 128 (see Note 1).

Deferred Stock Compensation

  In connection with the grants of certain stock options to employees in 1994 and 1993, the Company recorded deferred stock compensation for the difference between the deemed fair value for accounting purposes and the option price as determined by the Board at the grant dates. Deferred stock compensation was amortized over the vesting period of the related stock options and was fully amortized by December 31, 1997.

Note 11.  Earnings (Loss) Per Share

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                        Quarter Ended                    Year Ended
                                    ---------------------     ----------------------------------

                                    Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                     1997         1996         1997         1996         1995
                                    --------     --------     --------     --------     --------
Numerator:
  Net income (loss) -
   numerator for basic
   earnings (loss per share)        $11,597      $17,285      $44,339     $(73,045)     $24,895
  Addback interest income
   after tax related to
   convertible shares                   883          893        3,532        n/a            920
                                    --------     --------     --------     --------     --------
  Numerator for diluted
   earnings (loss) per share        $12,480      $18,178      $47,871     $(73,045)     $25,815
Denominator:
  Weighted-average shares -
   denominator for basic
   earnings (loss) per share         36,738       35,821       36,497       33,928       31,819
  Convertible shares                  2,809        2,809        2,809         n/a           573
  Dilutive common stock
   equivalents, using
   treasury stock method              2,476        2,881        2,377         n/a         2,608
                                    --------     --------     --------     --------     --------
  Denominator for diluted
   earnings (loss) per share         42,023       41,511       41,683       33,928       35,000
                                    ========     ========     ========     ========     ========
Basic earnings (loss) per share      $ 0.32       $ 0.48       $ 1.21       $(2.15)      $ 0.78
                                    ========     ========     ========     ========     ========
Diluted earnings (loss) per share    $ 0.30       $ 0.44       $ 1.15       $(2.15)      $ 0.74
                                    ========     ========     ========     ========     ========

Note 12.  Income Taxes

 The provision for income taxes is as follows:

                                        December 31,
                                     ------------------
                                      1997       1996
                                     --------  --------
                                       (in thousands)
                     Current:
                      Federal        $14,336   $37,087
                      State            2,938     4,686
                      Foreign          2,265       170
                                     --------  --------
                       Total          19,539    41,943
                     Deferred:
                      Federal          3,105    (6,660)
                      State             (899)   (1,189)
                      Foreign          1,150    (1,150)
                                     --------  --------
                       Total           3,356    (8,999)
                                     --------  --------
                     Total           $22,895   $32,944
                                     ========  ========

  The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $3,573,000 and $20,038,000 for 1997 and 1996, respectively.

  Income tax expense differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                            Years Ended December 31,
                                          -----------------------------
                                           1997       1996       1995
                                          -------    -------    -------
                                                 (in thousands)
    Tax expense (benefit) computed
      at federal statutory rate           $23,445   $(14,035)   $10,514
    State income taxes, net of
      federal effect                        1,248     (1,865)       947
    Foreign withholding taxes                  73        170         88
    Tax credits                            (2,646)    (4,710)      (892)
    Change in valuation allowance              --     (1,324)    (2,149)
    Purchased in-process technology            --     52,080         --
    Foreign operations taxed at
      different rates                         995      1,069         --
    Other                                    (220)     1,559     (3,575)
                                          -------    -------    -------
       Income tax expense                 $22,895    $32,944    $ 4,933
                                          =======    =======    =======

  The components of the net deferred tax asset as of December 31 were as follows:

                                           1997         1996
                                         --------     --------
                                             (in thousands)
Deferred tax assets:
  Accruals and reserves recognized in
    different periods                     $11,603      $14,985
  Net operating loss carryforwards            289        2,302
  Tax credit carryforwards                  1,607           --
  Capitalized research and development         65          188
  Tax basis depreciation                      990        1,163
  Other                                       907        2,045
                                         --------     --------
      Total                                15,461       20,683
Valuation allowance                          (218)      (1,152)
                                         --------     --------
      Net                                  15,243       19,531
Deferred tax liabilities:
  Purchased technology                     (4,616)      (5,548)
                                         --------     --------
Net deferred tax assets                   $10,627      $13,983
                                         ========     ========

 At December 31, 1997, the Company has foreign net operating loss carryforwards of approximately $556,000 expiring through 2002.

 U.S. income taxes were not provided for on a cumulative total of approximately $13 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in foreign operations.

Note 13.  Employee Benefit Plan

  The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 20% of their compensation, subject to certain Internal Revenue Service limitations. The Company is not required to contribute and has not contributed to the plan to date.

Note 14.  Development Agreements

  The Company enters into development agreements with other companies for which it receives development fees with certain payments contingent upon attaining contract milestones. The Company generally retains ownership of the products developed under the agreements; however, some agreements limit the product markets in which the Company may sell the developed product. In addition, under certain of the agreements, the Company is required to pay royalties based on a percentage of the net sales of the products developed under the agreements. Royalty expense was $1,960,000 in 1997, $1,860,000 in 1996 and $574,000 in 1995.

Note 15.  Geographic and Customer Information

  Information concerning the Company's operations by geographic area as of and for the years ended December 31, is as follows:

                       Geographic Region Information
                                               1997          1996          1995
                                             --------      --------      --------
                                                        (in thousands)
 Net revenues from unaffiliated customers
  by geographic region:
    United States                            $162,020      $241,239      $107,341
    Bermuda                                   157,147        39,813            --
    Japan                                      17,845        38,706        17,261
                                             --------      --------      --------
 Net revenues                                $337,012      $319,758      $124,602
                                             ========      ========      ========
 Revenues from affiliates (eliminated
  in consolidation) by geographic
  region:
    United States                            $ 35,788      $ 77,268      $ 13,406
    Bermuda                                    70,376         5,442            --
    Other Areas                                 7,470         2,925            --
                                             --------      --------      --------
 Total revenues from affiliates              $113,634      $ 85,635      $ 13,406
                                             ========      ========      ========
 Income (loss) from operations by
 geographic region:
   United States                             $ 38,087      $(23,134)     $ 26,574
   Bermuda                                     37,386        (2,229)           --
   Japan                                          (20)        1,243         2,048
   Other Areas                                    787           190            --
   Transfers between geographic areas          (7,497)      (15,825)         (642)
                                             --------      --------      --------
 Income (loss) from operations               $ 68,743      $(39,755)     $ 27,980
                                             ========      ========      ========
 Identifiable assets by geographic region:
   United States                             $182,896      $335,114      $202,862
   Bermuda                                    164,654        88,000            --
   Japan                                        3,779        17,970         6,614
   Other Areas                                  1,084         1,371            --
   Eliminations                               (48,305)     (162,940)       (5,950)
                                             --------      --------      --------
 Total assets                                $304,108      $279,515      $203,526
                                             ========      ========      ========

  The Company sells its products primarily in Asia, the U.S. and Western Europe. Export revenues for the years ended December 31, consisted of the following:

                                       1997       1996       1995
                                      -------   --------   --------
                                             (in thousands)
   Asia                               $ 19,659  $123,745   $ 63,469
   Europe                               18,990    14,258      5,435
                                      --------  --------   --------
 Total export revenues                $ 38,649  $138,003   $ 68,904
                                      ========  ========   ========

  International revenues as a percentage of net revenues were 65% in 1997, 67% in 1996 and 70% in 1995. During 1997, one customer accounted for 20% of net revenues. During 1996, one customer accounted for 12% of net revenues. During 1995, two customers accounted for 14% and 10% of net revenues, respectively. At December 31, 1997, two customers represented 20% and 11% of accounts receivable, respectively. At December 31, 1996, three customers represented 15%, 12% and 12% of accounts receivable, respectively.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                 PART III

ITEM 10.   Directors and Executive Officers of C-Cube Microsystems Inc.

   The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Proposal No. 1: Election of Directors" in C-Cube's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1998 (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

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

ITEM 13.   Certain Relationships and Related Transactions

   The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters-Certain Relationships and Related
Transactions" in the Proxy Statement.



                                  PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)Financial Statements - See Index to Consolidated Financial
      Statements and Financial Statement Schedule at page 29 of this Form
      10-K.

   (2)Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 29 of this Form 10-K.

   (3)Exhibits-See Exhibit Index at page 47 of this Form 10-K.

(b) The Registrant did not file any reports on Form 8-K during the fourth quarter of 1997.

                               EXHIBIT INDEX

Exhibit
Number                         Description
------                         -----------
3.1     Restated Certificate of Incorporation filed June 30, 1994. (3)
3.2     By-Laws (1)
4.1     Specimen of Common Stock Certificate. (1)
4.2     Restated Registration Rights and Shareholder Rights Agreement
        dated December 18, 1992. (1)
10.1    Form of Indemnity Agreement for directors and officers. (1)
10.2    1994 Employee Stock Plan and form of agreement thereunder. (1)
10.3 1994 Outside Directors Stock Option Plan and form of agreement thereunder. (1)
10.4    1994 Employee Stock Purchase Plan. (1)
10.5    1990 Stock Plan and forms of agreements thereunder. (1)
10.6    Employee Stock Option Plan and form of agreements thereunder. (1)
10.7    Series A Preferred Stock Purchase Agreement dated July 25, 1988 and January 20, 1989. (1)
10.8 Series B Preferred Stock Purchase Agreement Dated October 1989, January 26, 1990 and May 30, 1990. (1)
10.9 Series C Preferred Stock Purchase Plan Agreements dated March 15, 1991, December 16, 1991 and December 18, 1992. (1)
10.10   Common Stock Purchase Agreement dated December 18, 1992. (1)
10.11 Loan and Security Agreement and Promissory Note with Comerica Bank- -California dated December 27, 1993. (1)
10.12   Joint Venture Agreement dated July 11, 1990 and First Amendment to and Restatement of Joint Venture Agreement dated December 18, 1992 with Kubota Corporation. (1)
10.13   Strategic Relationship Agreement dated July 5, 1988, First
        Amendment to and Restatement of Strategic Relationship Agreement
        dated July 11, 1990 and Second Amendment to and Restatement of Strategic Relationship Agreement dated December 18, 1992 with
        Kubota Corporation and Kubota C-Cube, Inc. (1)
10.14   Stock Exchange Agreement and License and Purchase Agreement each dated December 18, 1992, with Kubota Corporation and Kubota
        C-Cube, Inc. (1)
10.15   Warrant Agreement dated December 18, 1992 with Kubota Corporation. (1)
10.16 Financial Support Agreement dated December 18, 1992 and form of Amendment to Financial Support Agreement with Kubota Corporation and Kubota C-Cube, Inc. (1)
10.17 Agreement Regarding Collateral dated December 20, 1993 with Kubota Corporation. (1)
10.18(2)Letter of Intent dated December 15, 1992 with Advanced Micro
        Devices, Inc. (1)
10.19(2)Technology License and Wafer Foundry Agreement dated December 22,
        1992 with Texas Instruments Incorporated. (1)
10.20(2)Development Agreement and Agreement on CL450A Procurement, each dated June 30, 1993 and Amended Agreement on CL450A Procurement
        dated September 1, 1993 with Victor Company of Japan, Limited. (1)
10.21   Secured Promissory Note dated February 17, 1993 by William J.
        O'Meara. (1)
10.22   Secured Promissory Note dated October 21, 1993 by James G. Burke.
        (1)
10.23   Standard Industrial Lease -- Multi-Tenant dated August 1991 with
        San Bernardino County Employees Retirement Association, as amended October 19, 1992, January 8, 1993, June 15, 1993 and December 9,
        1993. (1)
10.24 Oxford Financial Services Corporation Master Lease Agreement dated as of May 31, 1994. (3)
10.25   Agreement dated June 29, 1994 with Donald T. Valentine. (3)

10.26   Revolving Credit Loan Agreement with Comerica Bank-California dated August 18, 1994. (4)
10.27(2)Manufacturing and Sales Agreement between C-Cube Microsystems Inc.
        and Matsushita Electronics Corporation. (6)
10.28   Sublease agreement with Atari Games Corporation dated October 4,
        1995. (7)
10.29   Agreement and Plan of Merger By and Among C-Cube Microsystems
        Inc., MCT Acquisition Corporation, Media Computer Technologies, Inc., Dhimant Bhayani and Hemant Bhayani dated November 17, 1995.
        (8)
10.30   Supplemental Stock Option Plan. (9)
10.31   Amendment to Revolving Credit Loan Agreement dated January 3,
        1996. (9)
10.32(2)Option Agreement dated May 18, 1996 with Taiwan Semiconductor
        Manufacturing Co., Ltd. (10)
10.33 Form of Affiliate Agreement among C-Cube Microsystems, Inc., SAGEM S.A., SAGEM International S.A., Tregor Electronique S.A., and Iena International S.A. dated as of May 28, 1996. (11)
10.34   Form of Affiliate Agreement among C-Cube Microsystems Inc.,
        DiviCom Inc. and certain stockholders of DiviCom Inc. (11)
10.35   Form of Voting Agreement among C-Cube Microsystems Inc., SAGEM
        S.A, SAGEM International S.A. Tregor Electronique S.A. and Iena International S.A. dated as of May 28, 1996. (11)
10.36   Lease agreement with Callahan-Pentz Properties dated July 9, 1996.
        (12)
10.37   Sublease agreement with LSI Logic Corporation dated January 8,
        1997. (13)
10.38   Amendment to Option Agreement dated May 30, 1997 with Taiwan
        Semiconductor
        Manufacturing Co., Ltd. (14)
10.39 Amendment to Lease Agreement with APT-IND/APTS Realty, Inc. dated September 2, 1997. (15)
10.40 Amendment to Loan Agreement with Comerica Bank-California dated October 10, 1997. (15)
21.1    Principal Subsidiaries.
23.1    Independent Auditors' Consent.
27.1    Financial Data Schedule.
27.2    Financial Data Schedule - 1995 & 1996 Revised.
27.3    Financial Data Schedule - 1997 Revised.
        ____________________________________________________________________
(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed March 4, 1994, as amended (File No. 33-76082)
(2) Confidential treatment has been granted as to a portion of this Exhibit.
(3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 5, 1994 (File No. 0-23596)
(4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed October 28,
        1994 (File No. 0-23596)
(5) Confidential treatment has been requested as to a portion of this Exhibit.
(6) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 21, 1995 (File No. 0-23596)
(7) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K filed November 14,
        1995 (File No. 0-23596)
(8) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 15, 1996 (File No. 0-23596)
(9) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 10, 1996 (File No. 0-23596)
(10) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 9, 1996 (File No. 0-23596)

(11) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed August 8, 1996, as amended (File No. 33-06653)
(12) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 13, 1996 (File No. 0-23596)
(13) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 15, 1997 (File No. 0-23596)
(14) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed October 14, 1997, as amended (File No. 0-23596)
(15) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 14, 1997 (File No. 0-23596)

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-Cube Microsystems Inc.
                                              (Registrant)


Dated:  March 26, 1998               By: /s/  Alexandre A. Balkanski, Ph.D.
                                        ----------------------------------
                                         Alexandre A. Balkanski, Ph.D.
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                  Title                        Date
         ---------                                  ------                      ------
 /s/ Donald T. Valentine                           Director and
----------------------------------             Chairman of the Board             March 26, 1998
     (Donald T. Valentine)
                                                    President,
 /s/ Alexandre A. Balkanski, Ph.D.           Chief Executive Officer
----------------------------------                and Director
  (Alexandre A. Balkanski, Ph.D.)          (Principal Executive Officer)         March 26, 1998

 /s/ John J. Hagedorn                      Vice President of Finance and
----------------------------------      Administration, Chief Financial Officer
       (John J. Hagedorn)                    and Assistant Secretary
                                            (Principal Financial and
                                               Accounting Officer)               March 26, 1998

 /s/ Gregorio Reyes                                 Director                     March 26, 1998
----------------------------------
        (Gregorio Reyes)

 /s/ T.J. Rodgers                                   Director                     March 26, 1998
----------------------------------
         (T.J. Rodgers)

 /s/ Baryn S. Futa                                  Director                     March 26, 1998
----------------------------------
         (Baryn S. Futa)

 /s/ Donald McKinney                                Director                     March 26, 1998
----------------------------------
       (Donald McKinney)


                                     [DELOITTE & TOUCHE LLP LOGO APPEARS HERE]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

   We have audited the consolidated financial statements of C-Cube Microsystems Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 21, 1998. Our audits also included the consolidated financial statement schedule of C-Cube Microsystems Inc., listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

San Jose, California
January 21, 1998

                                                                  SCHEDULE II

              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
           For the Years Ended December 31, 1997, 1996 and 1995
                              (in thousands)
                                                  Additions
                                    Balance at    Charged to   Charged to    Deductions    Balance
                                    Beginning     Costs and      Other         From        at End
                                    of Period      Expenses     Accounts     Reserves     of Period
                                    ----------    ----------   ----------    ----------   ----------
YEAR ENDED DECEMBER 31, 1997:
  Sales returns allowance            $11,529       $ 3,297       $  --         $8,086        $6,740
  Allowance for doubtful accounts      2,563         1,010          --            138         3,435
  Warranty                             1,859           547          --            833         1,573

YEAR ENDED DECEMBER 31, 1996:
 Sales returns allowance             $ 1,800       $12,188       $  --         $2,459       $11,529
 Allowance for doubtful accounts         987           900         707 (1)         31         2,563
 Warranty                                567           919       1,467 (1)      1,094         1,859

YEAR ENDED DECEMBER 31, 1995:
 Sales returns allowance               $ 848       $ 2,846       $  --         $1,894        $1,800
 Allowance for doubtful accounts         443           574          --             30           987
 Warranty                                238           889          --            560           567


(1)  Adjustments relating to purchased business.