Form 10-Q
period 1998-03-31
C CUBE MICROSYSTEMS INC
filed 1998-05-15
CIK 919870

==============================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                       ___________________

                            FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1998

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

As of April 30, 1998, 37,229,781 shares of the registrant's
Common Stock were outstanding.

==============================================================================

                     C-CUBE MICROSYSTEMS INC.

                        TABLE OF CONTENTS


                                                              Page
Part I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997.................. 3

          Condensed Consolidated Statements of Operations
          Quarter ended March 31, 1998 and 1997................. 4

          Condensed Consolidated Statements of Cash Flows
          Quarter ended March 31, 1998 and 1997................. 5

          Notes to Condensed Consolidated Financial Statements.. 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................... 8


Part II.  Other Information

Item 1.   Legal Proceedings.................................... 14

Item 2.   Changes in Securities and Use of Proceeds............ 14

Item 3.   Defaults Upon Senior Securities...................... 14

Item 4.   Submission of Matters to a Vote of Security Holders.. 14

Item 5.   Other Information.................................... 14

Item 6.   Exhibits and Reports on Form 8-K..................... 14

Signatures..................................................... 15

                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands, except par value amounts)

                                                 March 31,   December 31,
                                                   1998         1997 (1)
                                                 ----------   ----------
                                                (Unaudited)
                                ASSETS
Current assets:
  Cash and equivalents.......................... $ 188,800    $ 145,034
  Short-term investments........................     9,150       21,316
  Accounts receivable -- net....................    28,806       40,606
  Inventories...................................    23,290       15,270
  Deferred income taxes.........................    12,756       11,496
  Other current assets..........................    14,683       14,666
                                                 ----------   ----------
          Total current assets..................   277,485      248,388
Property and equipment -- net...................    24,632       23,561
Production capacity rights......................    16,800       18,200
Distribution rights -- net......................     1,606        1,648
Purchased technology -- net.....................     8,536        9,408
Other assets....................................     2,801        2,903
                                                 ----------   ----------
          Total................................. $ 331,860    $ 304,108
                                                 ==========   ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................. $  19,663    $   9,221
  Accrued liabilities...........................    31,618       26,273
  Deferred contract revenue.....................     3,766        3,895
  Current portion of long-term obligations......       240          608
                                                 ----------   ----------
          Total current liabilities.............    55,287       39,997
Long-term obligations...........................    86,547       87,462
Deferred income taxes...........................       461          869
                                                 ----------   ----------
          Total liabilities.....................   142,295      128,328
                                                 ----------   ----------
Minority interest in subsidiary.................       224          365
Stockholders' equity:
  Common stock, $0.001 par value, 150,000 shares
     authorized; shares outstanding:
     1998 -- 37,133; 1997 -- 36,787.............   207,420      203,728
  Accumulated translation adjustments...........    (1,916)      (1,969)
  Unrealized loss on investments................        --          (17)
  Accumulated deficit...........................   (16,163)     (26,327)
                                                 ----------   ----------
          Total stockholders' equity............   189,341      175,415
                                                 ----------   ----------
          Total................................. $ 331,860    $ 304,108
                                                 ==========   ==========

(1) Derived from the December 31, 1997 audited balance sheet included in the 1997 Annual Report on Form 10-K of C-Cube
    Microsystems Inc.

    See notes to condensed consolidated financial statements.

                    C-CUBE MICROSYSTEMS INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per share amounts)
                           (Unaudited)

                                           Quarter Ended March 31,
                                           -----------------------
                                              1998        1997
                                            ---------   ---------
  Net revenues............................. $ 87,317    $ 94,132
  Costs and expenses:
    Cost of revenues.......................   41,014      40,975
    Research and development...............   17,671      15,612
    Selling, general and administrative....   14,586      13,070
                                            ---------   ---------
      Total................................   73,271      69,657
                                            ---------   ---------
  Income from operations...................   14,046      24,475
  Other income (expense), net..............      273      (1,067)
                                            ---------   ---------
  Income before income taxes and
     minority interest.....................   14,319      23,408
  Income tax expense.......................    4,296       7,958
                                            ---------   ---------
  Income before minority interest..........   10,023      15,450
  Minority interest in net income
    (loss) of subsidiary...................     (141)         55
                                            ---------   ---------
  Net income............................... $ 10,164    $ 15,395
                                            =========   =========
  Earnings per share:
     Basic................................. $   0.27    $   0.43
     Diluted............................... $   0.27    $   0.40
  Shares:
     Basic.................................   36,983      36,215
     Diluted...............................   41,137      41,209


    See notes to condensed consolidated financial statements.

                     C-CUBE MICROSYSTEMS INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                                     Quarter Ended March 31,
                                                     -----------------------
                                                        1998        1997
                                                     ---------    ---------
Cash flows from operating activities:
  Net income........................................  $ 10,164     $ 15,395
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Minority interest in subsidiary................      (141)          55
     Depreciation and amortization..................     3,925        3,489
     Deferred income taxes..........................    (1,668)       2,389
     Changes in assets and liabilities:
        Receivables.................................    11,764      (14,503)
        Inventories.................................    (8,035)       8,395
        Other current assets........................     1,451        9,437
        Accounts payable............................    10,467          352
        Accrued liabilities.........................    (1,276)     (10,009)
        Income taxes payable........................     5,599       11,039
                                                     ---------    ---------
  Net cash provided by operating activities.........    32,250       26,039
                                                     ---------    ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments....    16,510        2,500
  Purchases of short-term investments...............    (4,128)      (1,524)
  Capital expenditures..............................    (4,367)      (4,027)
  Other assets......................................       100           78
                                                     ---------    ---------
  Net cash provided by (used in) investing
   activities.......................................     8,115       (2,973)
                                                     ---------    ---------
Cash flows from financing activities:
  Repayments of capital lease obligations...........      (158)        (170)
  Sale of common stock..............................     3,483        4,010
  Collection of stockholder notes receivable........        --          305
                                                     ---------    ---------
  Net cash provided by financing activities.........     3,325        4,145
                                                     ---------    ---------
Exchange rate impact on cash and equivalents........        76          279
                                                     ---------    ---------
Net increase in cash and equivalents................    43,766       27,490
Cash and equivalents, beginning of period...........   145,034       76,241
                                                     ---------    ---------
Cash and equivalents, end of period ................  $188,800     $103,731
                                                     =========    =========
Supplemental schedule of noncash investing and
 financing activities:
  Unrealized gain (loss) on investments............. $     17     $    (36)
  Cash paid during the period for:
     Interest....................................... $    102     $    106
     Income taxes...................................      571           74


    See notes to condensed consolidated financial statements.

                    C-CUBE MICROSYSTEMS INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Basis of presentation

     The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of March 31, 1998, and the results of operations for the quarters ended
  March 31, 1998 and 1997 and cash flows for the quarters ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission.
  This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's
  Annual Report on Form 10-K for the year ended December 31,
  1997.

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

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis). Inventories consist of:

                              March 31,   December 31,
                                1998         1997
                              ---------   ---------
                                  (in thousands)

           Finished goods     $ 13,875    $  9,158
           Work-in-process       5,682       3,852
           Raw materials         3,733       2,260
                              ---------   ---------
                     Total    $ 23,290    $ 15,270
                              =========   =========

3.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                          Quarter Ended March 31,
                                          -----------------------
                                            1998          1997
                                          ---------    ---------
  Numerator:
   Net income - numerator for basic
    earnings per share................... $ 10,164      $ 15,395
   Addback interest income after tax
    related to convertible shares........      937           887
                                          ---------    ---------
   Numerator for diluted earnings
    per share............................ $ 11,101      $ 16,282
                                          =========    =========
  Denominator:
   Weighted-average shares - denominator
    for basic earnings per share.........   36,983        36,215
   Convertible shares....................    2,809         2,809
   Dilutive common stock equivalents,
    using treasury stock method..........    1,345         2,185
                                          ---------    ---------
   Denominator for diluted earnings
    per share............................   41,137        41,209
                                          =========    =========

  Basic earnings per share............... $   0.27      $   0.43
                                          =========    =========
  Diluted earnings per share............. $   0.27      $   0.40
                                          =========    =========



4.   Comprehensive income

     In the first quarter of 1998, the Company adopted
  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the three months ended March 31, 1998 and 1997, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was $10,234 and $15,216, respectively.

5.   Recently issued accounting standard

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

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

Quarter Ended March 31, 1998

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended March 31, 1998 and 1997:

                                         Quarter Ended March 31,
                                         -----------------------
                                            1998       1997
                                           -------    -------

   Net revenues...........................  100.0%     100.0%
   Costs and expenses:
     Cost of revenues.....................   47.0       43.5
     Research and development.............   20.2       16.6
     Selling, general and administrative..   16.7       13.9
                                           -------    -------
             Total........................   83.9       74.0
                                           -------    -------
   Income from operations.................   16.1       26.0
   Interest income (expense), net.........    0.3       (1.1)
                                           -------    -------
   Income before income taxes and
     minority interest....................   16.4       24.9
   Income tax expense.....................    4.9        8.5
                                           -------    -------
   Income before minority interest........   11.5       16.4
   Minority interest in net income
    (loss) of subsidiary..................   (0.2)       0.1
                                           -------    -------
   Net income.............................   11.6%      16.4%
                                           =======    =======

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

   In addition, C-Cube's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in Digital Video Disk (DVD) systems. The Company's DVD products are subject to the new product risks described in the preceding paragraph, including in particular C-Cube's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse affect on its operating results. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand during the second and third quarters of each year.* If the future geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these areas make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

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

   The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex, as virtually every computer operation will be affected in the same way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its computer systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing.* This process includes getting confirmation from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner or that any such failure by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the year 2000 compliance costs and, based on information to date (excluding the possible impact of vendor systems), management believes that total costs of year 2000 related issues will not exceed $500,000.* These costs will be funded through operating cash flows and will be expensed as incurred.

   Net Revenues

   Net revenues in the first quarter of 1998 were $87.3 million, a decrease of 7% from the $94.1 million reported in the corresponding quarter a year ago. Revenue from MPEG-1 decoder chips used in VideoCD players sold primarily in China, decreased from the first quarter of 1997 due to price reductions made in response to competitive pricing pressures. A significant increase in the volume of shipments of such products partially offset the effect of such price reduction. Revenue from the Company's family of encoder products also decreased due in part to reduced shipments of the Company's older encoder systems as the Company is transitioning to a new program encoder which was announced in February 1998 but did not begin full production until the second quarter of 1998. These decreases were partially offset by an increase in revenues from MPEG-2 decoder chips used primarily in digital settop boxes and in DVD-ROMs on PCs and from a one-time sale of third party equipment to a telecommunications customer in which the Company received revenue of $5.3 million.

   International revenues accounted for 61% of net revenues for the first quarter, compared to 65% for the same period last year. The decline in international sales as a percentage of total sales is primarily due to decreased sales in Japan and Korea. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for VideoCD players utilizing the Company's MPEG-1 decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

   The Asian consumer electronics markets accounted for approximately 52% of total Company sales in the first quarter of 1998 and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* As a percent of total sales in the first quarter of 1998, China represented 44%, Japan 3% and Singapore, Korea and Taiwan represented 4% of sales combined. The economic crisis in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are incorporated. In the first quarter of 1998, most of the Company's sales in Asia were of its MPEG-1 decoder chips, which are used in VideoCD players. VideoCD players generally sell in Asia for the equivalent of between $90 and $300 U.S. dollars. At these prices, the Company believes purchases of VideoCD players are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company requires prior to shipment.

   Gross Margin

   C-Cube's gross margin for the first quarter of 1998 was 53.0%, compared to the prior year quarter gross margin of 56.5%.
The decline in margin percentage is due in part to a one-time sale of third party equipment to a telecommunications customer in which the Company's margin was only 21.6% on revenue of $5.3 million. Although the average selling prices of the Company's products have declined, this decline has been mostly offset by reduced product costs and lower product transition costs. The
Company has been able to reduce product costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes, the redesign of products to reduce die size and the use of lower priced assembly and test vendors. The negotiation of lower wafer prices was facilitated by the adequate supply of foundry capacity during the past year.

   The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* Due to an increasing percentage of sales represented by lower margin decoder chips and lower margin communication systems, the Company anticipates that its gross margin percentages may decrease in the future.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

   C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins.

   Research and Development Expenses

   In the first quarter of 1998, research and development expenses were $17.7 million, or 20.2% of net revenues, as compared with $15.6 million, or 16.6% of net revenues in the first quarter of 1997. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $14.6 million, or 16.7% of net revenues, in the first quarter of 1998, as compared to $13.1 million, or 13.9% of net revenues, for the same quarter last year. The increase in spending was primarily due to increased field sales and applications support in China and other foreign markets, increased travel costs and higher advertising and sales promotion costs.

   Other Income (Expense)

   Other income, net of other expense, was $0.3 million for the first quarter of 1998, an increase from the net other expense amount of $1.1 million for the first quarter of 1997. The improvement over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances.

   Income Tax Expense

   The Company's effective tax rate for the first quarter of 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $197.9 million at March 31, 1998 as compared to $166.4 million at the end of 1997. Working capital increased to $222.2 million at March 31, 1998 from $208.4 million at the end of 1997.

   The Company's operating activities generated cash of $32.3 million in the first quarter of 1998, mainly from operating income, reduced accounts receivable and increased accounts payable, partially offset by an increase in inventory. The increase in accounts payable was due to receipts of inventory near the end of the quarter. Inventory was increased to support future demand. Accounts receivable decreased as a substantial portion of the Company's shipments were made on letters of credit in March 1998 and collected before the quarter end. Shipments made in December 1997 followed a more normal pattern and thus days outstanding decreased from 41 days at year end 1997 to an abnormally low 30 days at the end of the first quarter of 1998. Shipments in the first quarter of 1998 were also more linear throughout the period where as in the past the Company shipped a substantial portion of its product in the last month of the quarter.

   C-Cube's investing activities, exclusive of the sales and maturities of $16.5 million and purchases of $4.1 million of short-term investments, used cash of $4.3 million primarily, for capital expenditures.

   Cash provided by financing activities was $3.3 million, consisting of proceeds from sales of stock pursuant to employee stock plans, partially offset by payments of debt.

   At March 31, 1998, the Company had an available bank line of credit of $30 million which expires May 1, 1999. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.50% at March 31, 1998). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth, a minimum annual net income (no quarterly loss exceeding $3 million), and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. At March 31, 1998, the Company was in compliance with these covenants, and there were no borrowings under this line.

   Based on current plans and business conditions, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. In addition, the Company has considered and will continue to consider various possible transactions with foundries to secure additional foundry capacity, which could include, without limitation, equity investments, prepayments, non-refundable deposits or loans in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit
             Number             Description
             -------           -------------
              27.1              Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                           SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    C-Cube Microsystems Inc.
                                    (Registrant)


Dated:  May 13, 1998                By:  /s/  John J. Hagedorn
      ---------------                  --------------------------
                                           John J. Hagedorn
                                    Vice President of Finance and
                               Administration, Chief Financial Officer
                                  and Assistant Corporate Secretary