Form 10-Q
period 1998-06-30
C CUBE MICROSYSTEMS INC
filed 1998-08-14
CIK 919870

===============================================================================


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                            ___________________

                                 FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1998

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

As of July 31, 1998, 37,376,773 shares of the registrant's Common Stock were outstanding.
===============================================================================

                          C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS


                                                                     Page
Part I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          June 30, 1998 and December 31, 1997........................  3

          Condensed Consolidated Statements of Operations
          Quarter and six months ended June 30, 1998 and 1997........  4

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1998 and 1997....................  5

          Notes to Condensed Consolidated Financial Statements.......  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................  9


Part II.  Other Information

Item 1.   Legal Proceedings.......................................... 16

Item 2.   Changes in Securities and Use of Proceeds.................. 16

Item 3.   Defaults Upon Senior Securities............................ 16

Item 4.   Submission of Matters to a Vote of Security Holders........ 16

Item 5.   Other Information.......................................... 16

Item 6.   Exhibits and Reports on Form 8-K........................... 16

Signatures........................................................... 17

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)

                                               June 30,    December 31,
                                                 1998         1997 (1)
                                              ----------   ------------
                                              (Unaudited)  (Unaudited)
                                ASSETS
Current assets:
  Cash and equivalents....................... $ 194,498     $ 145,034
  Short-term investments.....................     2,306        21,316
  Accounts receivable -- net.................    34,050        40,606
  Inventories................................    20,412        15,270
  Deferred income taxes......................    29,034        11,496
  Other current assets.......................     1,379        14,666
                                              ----------    ----------
          Total current assets...............   281,679       248,388
Property and equipment -- net................    26,077        23,561
Production capacity rights...................    15,400        18,200
Distribution rights -- net...................     1,565         1,648
Purchased technology -- net..................     7,664         9,408
Other assets.................................     2,170         2,903
                                              ----------    ----------
          Total.............................. $ 334,555     $ 304,108
                                              ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................... $  21,577     $   9,221
  Accrued liabilities........................    25,848        23,806
  Income taxes payable.......................    10,817         2,467
  Deferred contract revenue..................     5,182         3,895
  Current portion of long-term obligations...       246           608
                                              ----------    ----------
          Total current liabilities..........    63,670        39,997
Long-term obligations........................    65,771        87,462
Deferred income taxes........................     2,043           869
                                              ----------    ----------
          Total liabilities..................   131,484       128,328
Minority interest in subsidiary..............       196           365
Stockholders' equity:
  Common stock, $0.001 par value, 150,000
     shares authorized; shares outstanding:
     1998 -- 37,342; 1997 -- 36,787..........   210,303       203,728
  Accumulated translation adjustments........    (1,944)       (1,969)
  Unrealized loss on investments.............        (4)          (17)
  Accumulated deficit........................    (5,480)      (26,327)
                                              ----------    ----------
          Total stockholders' equity.........   202,875       175,415
                                              ----------    ----------
          Total.............................. $ 334,555     $ 304,108
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

                                C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (Unaudited)


                                         Quarter Ended June 30,   Six Months Ended June 30,
                                         ----------------------   -------------------------
                                            1998        1997           1998        1997
                                         ---------   ---------      ---------   ---------
Net revenues...........................  $ 82,518    $ 71,098       $169,835    $165,230
Costs and expenses:
  Cost of revenues.....................    36,997      31,278         78,011      72,253
  Research and development.............    18,596      15,450         36,267      31,062
  Selling, general and administrative..    13,963      12,340         28,549      25,410
                                         ---------   ---------      ---------   ---------
     Total.............................    69,556      59,068        142,827     128,725
                                         ---------   ---------      ---------   ---------
Income from operations.................    12,962      12,030         27,008      36,505
Other income (expense), net............       638        (535)           911      (1,602)
                                         ---------   ---------      ---------   ---------
Income before income taxes, minority
  interest and extraordinary item......    13,600      11,495         27,919      34,903
Income tax expense.....................     4,083       3,949          8,379      11,907
                                         ---------   ---------      ---------   ---------
Income before minority interest
  and extraordinary item...............     9,517       7,546         19,540      22,996
Minority interest in net loss of
  subsidiary...........................       (28)       (138)          (169)        (83)
                                         ---------   ---------      ---------   ---------
Income before extraordinary item.......     9,545       7,684         19,709      23,079
Extraordinary gain on repurchase
  of convertible notes (net of tax)....     1,138          --          1,138          --
                                         ---------   ---------      ---------   ---------
Net income.............................  $ 10,683    $  7,684       $ 20,847    $ 23,079
                                         =========   =========      =========   =========

Basic earnings per share:
  Income before extraordinary item.....  $   0.26    $   0.21       $   0.53    $   0.64
  Extraordinary item (net of tax)......      0.03          --           0.03          --
                                         ---------   ---------      ---------   ---------
  Net income...........................  $   0.29    $   0.21       $   0.56    $   0.64
                                         =========   =========      =========   =========
Diluted earnings per share:
  Income before extraordinary item.....  $   0.25    $   0.21       $   0.52    $   0.60
  Extraordinary item (net of tax)......      0.03          --           0.03          --
                                         ---------   ---------      ---------   ---------
  Net income...........................  $   0.28    $   0.21       $   0.54    $   0.60
                                         =========   =========      =========   =========
Shares:
  Basic................................    37,238      36,431         37,110      36,323
  Diluted..............................    41,485      40,938         41,311      41,189


                   See notes to condensed consolidated financial statements.

                          C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1998            1997
                                                       ---------       ---------
Cash flows from operating activities:
  Net income........................................   $ 20,847        $ 23,079
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain on repurchase of
       convertible notes.............................    (1,138)             --
     Minority interest in subsidiary.................      (169)            (83)
     Depreciation and amortization...................     8,528           7,727
     Deferred income taxes...........................      (281)         (1,133)
     Changes in assets and liabilities:
        Receivables..................................     6,489          (2,211)
        Inventories..................................    (5,179)          6,596
        Other current assets.........................      (107)          8,730
        Accounts payable.............................    12,559          (1,209)
        Accrued liabilities..........................     1,739           2,274
        Income taxes payable.........................     7,552           4,411
                                                       ---------       ---------
  Net cash provided by operating activities..........    50,840          48,181
                                                       ---------       ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments.....    24,646           4,000
  Purchases of short-term investments................    (5,408)         (7,496)
  Capital expenditures...............................    (9,382)         (8,674)
  Other assets.......................................       241             154
                                                       ---------       ---------
  Net cash provided by (used in) investing activities    10,097         (12,016)
                                                       ---------       ---------
Cash flows from financing activities:
  Repayments of capital lease obligations............      (491)           (283)
  Sale of common stock...............................     6,537           4,737
  Collection of stockholder notes receivable.........        --             305
  Repurchase of convertible subordinated notes.......   (17,468)             --
                                                       ---------       ---------
  Net cash provided by (used in) financing activities   (11,422)          4,759
                                                       ---------       ---------
Exchange rate impact on cash and equivalents.........       (51)            (36)
                                                       ---------       ---------
Net increase in cash and equivalents.................    49,464          40,888
Cash and equivalents, beginning of period............   145,034          76,241
                                                       ---------       ---------
Cash and equivalents, end of period..................  $194,498        $117,129
                                                       =========       =========
Supplemental schedule of noncash investing and
  financing activities:
  Unrealized loss on investments.....................  $    (13)       $    (25)
  Forgiveness of note payable for production
    capacity rights..................................        --          24,500
  Cash paid during the period for:
     Interest........................................  $  2,899        $  2,726
     Income taxes....................................       941           3,685

         See notes to condensed consolidated financial statements.

                        C-CUBE MICROSYSTEMS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   Basis of presentation

     The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of June 30, 1998, and the results of operations for the quarters and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis). Inventories consist of:

                                     June 30,    December 31,
                                       1998         1997
                                    ---------     ----------
                                         (in thousands)

             Finished goods         $  9,448      $   9,158
             Work-in-process           5,855          3,852
             Raw materials             5,109          2,260
                                    ---------     ----------
                       Total        $ 20,412      $  15,270
                                    =========     ==========

3.   Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                              Quarter Ended June 30,  Six Months Ended June 30,
                                              ----------------------  -------------------------
                                                 1998       1997          1998         1997
                                              ---------   ---------    ----------   ----------
  Numerator:
   Income before extraordinary item.......... $  9,545    $  7,684     $  19,709    $  23,079
   Extraordinary item........................    1,138         --          1,138           --
                                              ---------   ---------    ----------   ----------
   Numerator for basic earnings per share....   10,683       7,684        20,847       23,079
   Addback interest income after tax
     related to convertible shares...........      761         883         1,608        1,766
                                              ---------   ---------    ----------   ----------
   Numerator for diluted earnings per share.. $ 11,444    $  8,567     $  22,455    $  24,845
                                              =========   =========    ==========   ==========
  Denominator:
   Weighted-average shares - denominator
     for basic earnings per share............   37,238      36,431        37,110       36,323
   Convertible shares........................    2,714       2,809         2,762        2,809
   Dilutive common stock equivalents,
     using treasury stock method.............    1,533       1,698         1,439        2,057
                                              ---------   ---------    ----------   ----------
   Denominator for diluted earnings
     per share...............................   41,485      40,938        41,311       41,189
                                              =========   =========    ==========   ==========
  Basic earnings per share................... $   0.29    $   0.21     $   0.56     $   0.64
                                              =========   =========    ==========   ==========
  Diluted earnings per share................. $   0.28    $   0.21     $   0.54     $   0.60
                                              =========   =========    ==========   ==========


4.   Comprehensive income

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
  Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the quarter and six months ended June 30, 1998, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was $10.7 million and $20.9 million, respectively. Comprehensive income for the quarter and six months ended June 30, 1997 was $7.8 million and $23 million, respectively.

5.   Extraordinary item

     During the second quarter of the current year, the Company recognized an extraordinary gain of $1.1 million, or $0.03 per diluted share, net of related income taxes of $0.8 million. The Company repurchased
  $20.7 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes due 2005 at 88.4% of principal amount, with accrued interest to the date of repurchase. Subsequent to June 30, 1998, the Company used $32.4 million to repurchase additional Convertible Subordinated Notes at an average of 89.1% of the principal amount, plus related accrued interest at the dates of repurchase.

6.   Recently issued accounting standard

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

QUARTER ENDED JUNE 30, 1998

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended June 30, 1998 and 1997:

                                                Quarter Ended June 30,
                                                ----------------------
                                                  1998          1997
                                                 ------        ------
        Net revenues...........................  100.0%        100.0%
        Costs and expenses:
          Cost of revenues.....................   44.8          44.0
          Research and development.............   22.5          21.7
          Selling, general and administrative..   16.9          17.4
                                                 ------        ------
                  Total........................   84.3          83.1
                                                 ------        ------
        Income from operations.................   15.7          16.9
        Interest income (expense), net.........    0.8          (0.8)
                                                 ------        ------
        Income before income taxes,
          minority interest and
          extraordinary item...................   16.5          16.2
        Income tax expense.....................    4.9           5.6
                                                 ------        ------
        Income before minority interest
          and extraordinary item...............   11.5          10.6
        Minority interest in net loss
          of subsidiary........................    0.0          (0.2)
                                                 ------        ------
        Income before extraordinary item.......   11.6          10.8
        Extraordinary gain (net of tax)........    1.4           0.0
                                                 ------        ------
        Net income.............................   12.9%         10.8%
                                                 ======        ======

   The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, supply constraints for other components incorporated into its customers' products, fluctuations in foreign currency exchange rates to the U.S. dollar, and the level of expenditures in manufacturing, research and development, and sales, general and administrative functions.

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

   Net Revenues

   Net revenues in the second quarter of 1998 were $82.5 million, an increase of 16% over the $71.1 million reported in the corresponding quarter a year ago. Revenue from the Company's family of encoder products increased due to growth in sales of communications products, which was led by DiviCom, and increased sales of the Company's DVxpress and DVxpert families of codecs. Revenue from MPEG-2 decoder chips used primarily in digital settop boxes and in DVD-ROMs on PCs increased from the second quarter of 1997 due to customers' adoption of the Company's AViA and ZiVA families of decoder chips. The Company also had sales from the introduction of its CVDx1 decoder based on the new China Video Disc (CVD) platform. These increases were partially offset by a decrease in revenues from MPEG-1 decoder chips used in VideoCD players sold primarily in China, due to price reductions made in response to competitive pricing pressures.

   International revenues accounted for 61% of net revenues for the second quarter, compared to 63% for the same period last year. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for VideoCD and CVD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

   The Asian consumer electronics markets accounted for approximately 43% of total Company sales in the second quarter of 1998 and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* The economic crisis in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the

Company's products are incorporated. In the second quarter of 1998, most of the Company's sales in Asia were of decoder chips, which are used in VideoCD and CVD players, respectively. The Company believes purchases of VideoCD players are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company has required prior to shipment.

   Gross Margin

   C-Cube's gross margin for the second quarter of 1998 was 55.2% as compared to a gross margin of 56% for the same quarter last year. The decline in margin percentage is due to a decline in the average selling prices of the Company's products, although this decline has been mostly offset by reduced product costs. The Company has been able to reduce product costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes, the redesign of products to reduce die size and the use of lower priced assembly and test vendors.

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

   Research and Development Expenses

   In the second quarter of 1998, research and development expenses were $18.6 million, or 23% of net revenues, as compared with $15.5 million, or 22% of net revenues in the second quarter of 1997. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $14.0 million, or 17% of net revenues, in the second quarter of 1998, as compared to $12.3 million, or 17% of net revenues, for the same quarter last year.
The increase in spending was primarily due to higher advertising costs and increased field sales and applications support in China and other foreign markets.

   Other Income (Expense)

   Other income, net of other expense, was $0.6 million for the second quarter of 1998, an increase from the net other expense amount of $0.5 million for the second quarter of 1997. The improvement over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances.

   Income Tax Expense

   The Company's effective tax rate for the second quarter of 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

SIX MONTHS ENDED JUNE 30, 1998

   The following table sets forth certain operating data as a percentage of net revenues for the six months ended June 30, 1998 and 1997:

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        1998        1997
                                                      --------    --------
        Net revenues...............................    100.0%      100.0%
        Costs and expenses:
          Cost of revenues.........................     45.9        43.7
          Research and development.................     21.4        18.8
          Selling, general and administrative......     16.8        15.4
                                                      --------    --------
                  Total............................     84.1        77.9
                                                      --------    --------
        Income from operations.....................     15.9        22.1
        Interest income (expense), net.............      0.5        (1.0)
                                                      --------    --------
        Income before income taxes, minority
          interest and extraordinary item..........     16.4        21.1
        Income tax expense.........................      4.9         7.2
                                                      --------    --------
        Income before minority interest and
          extraordinary item.......................     11.5        13.9
        Minority interest in net loss of subsidiary.    (0.1)       (0.1)
                                                      --------    --------
        Income before extraordinary item............    11.6        14.0
        Extraordinary gain (net of tax).............     0.7         0.0
                                                      --------    --------
        Net income..................................    12.3%       14.0%
                                                      ========    ========

   Net Revenues

   Net revenues for the six months ending June 30, 1998 were $169.8 million, a 3% increase from $165.2 million in revenues during the corresponding period in 1997. Revenues from the Company's MPEG-2 decoder chips used in DVD ROMs on PCs and digital settop boxes increased as volume shipments of the current generation chips did not begin until after June 30, 1997. The Company also experienced growth in sales of communications products, which was led by DiviCom. Revenue from MPEG-1 decoder chips used in VideoCD players decreased from the comparable six month period of 1997 due to price reductions made in response to competition. The decreased prices were partially offset by a significant increase in volume shipments of such products.

   Gross Margin

   C-Cube's gross margin percentage decreased to 54.1% in the first six months of 1998 from 56.3% in the comparable prior year period. The decline in the gross margin percentage is due primarily to higher product transition and technology integration costs.

   Research and Development Expenses

   In the first six months of 1998, research and development expenses were $36.3 million or 21% of net revenues, as compared to $31.1 million, or 19% of net revenues, in the comparable prior year period. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $28.5 million, or 17% of net revenues in the first six months of 1998, as compared to $25.4 million, or 15% of net revenues for the same period last year. The increase was primarily due to increased headcount and related expenses.

   Other Income (Expense)

   Other income, net of other expense, was $0.9 million for the first six months of 1998, an increase from the net other expense amount of $1.6 million for the six months ending June 30, 1997. The increase is primarily due to higher interest income earned on higher average cash and investment balances during the first six months of 1998 compared to the same period last year.

   Income Tax Expense

   The Company's effective tax rate for the first six months of 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments were $196.8 million at June 30, 1998 as compared to $166.4 million at the end of 1997. Working capital increased to $218.0 million at June 30, 1998 from $208.4 million at the end of 1997.

   The Company's operating activities generated cash of $50.8 million in the first six months of 1998, mainly from operating income, reduced accounts receivable and increased accounts payable, partially offset by an increase in inventory. The increase in accounts payable primarily was due to receipts of inventory near the end of the quarter in 1998. Inventory increased to a level adequate to support future demand. Receivable days outstanding decreased from 41 days at December 31, 1997 to 37 days at June 30, 1998.

   C-Cube's investing activities, exclusive of the sales and maturities of $24.6 million and purchases of $5.4 million of short-term investments, used cash of $9.1 million, primarily for capital expenditures.

   Cash used in financing activities was $11.4 million, primarily from $17.5 million used to repurchase some of the Company's Convertible Subordinated Notes, partially offset by proceeds of $6.5 million from sales of stock pursuant to employee stock plans. Subsequent to June 30, 1998, the Company used $32.4 million to repurchase additional Convertible Subordinated Notes at an average of 89.1% of the principal amount, plus related accrued interest at the dates of repurchase.

   At June 30, 1998, the Company had an available bank line of credit of $30 million which expires May 1, 1999. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.50% at June 30, 1998). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth, a minimum annual net income (no quarterly loss exceeding $3 million), and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. At June 30, 1998, the Company was in compliance with these covenants, and there were no borrowings under this line.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on May 8, 1998. At the meeting, the following actions were taken:


                                           Number of Common Shares Voted
                                   -----------------------------------------------
                                                              Votes       Broker
              Proposal                 For        Against    Withheld    Non-Votes
            ----------------------  ----------  ----------  ----------   ----------
       1)   Election of Class I
            director for a three-
            year term

              Donald McKinney       34,129,268          --     579,127           --


       2)   Ratification and
            approval of 1998
            Employee Stock
            Purchase Plan           13,602,770   1,521,758     220,661   19,363,206

       3)   Ratification of
            Deloitte & Touche LLP
            as the Company's
            independent public
            accountants for
            fiscal year ending
            December 31, 1998.      33,062,022     197,633   1,448,740           --



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

                                    C-Cube Microsystems Inc.
                                    (Registrant)


Dated:  August 12, 1998               By:  /s/ Walt Walczykowski
       -----------------                  ------------------------
                                             Walt Walczykowski
                                        Vice President of Finance and
                                   Administration and Chief Financial Officer