Form 10-Q
period 1998-09-30
C CUBE MICROSYSTEMS INC
filed 1998-11-16
CIK 919870

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

             For the Quarterly Period Ended September 30, 1998

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

As of October 31, 1998, 37,538,349 shares of the registrant's Common Stock were outstanding.
===============================================================================

                          C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS


                                                                      Page
Part I.   Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          September 30, 1998 and December 31, 1997 .................... 3

          Condensed Consolidated Statements of Income
          Quarter and nine months ended September 30, 1998 and 1997 ... 3

          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1998 and 1997 ............... 5

          Notes to Condensed Consolidated Financial Statements ........ 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................... 9


Part II.  Other Information

Item 1.    Legal Proceedings ......................................... 18

Item 2.    Changes in Securities and Use of Proceeds ................. 18

Item 3.    Defaults Upon Senior Securities ........................... 18

Item 4.    Submission of Matters to a Vote of Security Holders ....... 18

Item 5.    Other Information ......................................... 18

Item 6.    Exhibits and Reports on Form 8-K .......................... 18

Signatures ........................................................... 19

                      PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)
                                (Unaudited)

                                                   September 30,  December 31,
                                                       1998          1997 (1)
                                                   ------------   ------------
                                    ASSETS
Current assets:
  Cash and equivalents ........................... $   147,795    $   145,034
  Short-term investments .........................      30,694         21,316
  Accounts receivable -- net .....................      33,011         40,606
  Inventories ....................................      16,549         15,270
  Deferred income taxes ..........................      12,599         11,496
  Other current assets ...........................      15,920         14,666
                                                   ------------   ------------
          Total current assets ...................     256,568        248,388
Property and equipment -- net ....................      28,709         23,561
Production capacity rights .......................      14,000         18,200
Distribution rights -- net .......................       1,524          1,648
Purchased technology -- net ......................       6,792          9,408
Other assets .....................................       1,075          2,903
                                                   ------------   ------------
          Total                                    $   308,668    $   304,108
                                                   ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................... $    16,864    $     9,221
  Accrued liabilities ............................      26,477         23,806
  Income taxes payable ...........................      16,065          2,467
  Deferred contract revenue ......................       5,090          3,895
  Current portion of long-term obligations .......         568            608
                                                   ------------   ------------
          Total current liabilities ..............      65,064         39,997
Long-term obligations ............................      24,020         87,462
Deferred income taxes ............................       2,179            869
                                                   ------------   ------------
          Total liabilities ......................      91,263        128,328
                                                   ------------   ------------
Minority interest in subsidiary ..................          11            365
Stockholders' equity:
  Common stock, $0.001 par value, 150,000 shares
     authorized; shares outstanding: 1998 --
     37,507; 1997 -- 36,688 ......................     211,697        203,728
  Accumulated translation adjustments ............      (1,911)        (1,969)
  Unrealized gain (loss) on investments ..........          70            (17)
  Retained earnings (deficit) ....................       7,538        (26,327)
                                                   ------------   ------------
          Total stockholders' equity .............     217,394        175,415
                                                   ------------   ------------
          Total .................................. $   308,668     $  304,108
                                                   ============   ============

(1) Derived from the December 31, 1997 audited balance sheet included in the 1997 Annual Report on Form 10-K of C-Cube Microsystems Inc.

           See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)
                                (Unaudited)


                                            Quarter Ended       Nine Months Ended
                                            September 30,         September 30,
                                         -------------------   -------------------
                                            1998       1997      1998       1997
                                         --------   --------   --------   --------
Net revenues ........................... $ 86,162   $ 81,717   $255,997   $246,947
Costs and expenses:
  Cost of revenues .....................   38,757     36,750    116,768    109,003
  Research and development .............   18,867     16,798     55,134     47,860
  Selling, general and administrative ..   15,207     13,555     43,756     38,965
                                         --------   --------   --------   --------
     Total .............................   72,831     67,103    215,658    195,828
                                         --------   --------   --------   --------
Income from operations .................   13,331     14,614     40,339     51,119
Other income (expense), net ............    1,636        (33)     2,547     (1,635)
                                         --------   --------   --------   --------
Income before income taxes, minority
  interest and extraordinary item ......   14,967     14,581     42,886     49,484
Income tax expense .....................    4,490      4,958     12,869     16,865
                                         --------   --------   --------   --------
Income before minority interest and
  extraordinary item ...................   10,477      9,623     30,017     32,619
Minority interest in net loss of
  subsidiary ...........................     (185)       (40)      (354)      (123)
                                         --------   --------   --------   --------
Income before extraordinary item .......   10,662      9,663     30,371     32,742
Extraordinary gain on repurchase of
  convertible notes (net of tax)........    2,356         --      3,494         --
                                         --------   --------   --------   --------
Net income ............................. $ 13,018   $  9,663   $ 33,865   $ 32,742
                                         ========   ========   ========   ========
Basic earnings per share:
  Income before extraordinary item ..... $   0.29   $   0.26   $   0.82   $   0.90
  Extraordinary item (net of tax) ......     0.06         --       0.09         --
                                         --------   --------   --------   --------
  Net income ........................... $   0.35   $   0.26   $   0.91   $   0.90
                                         ========   ========   ========   ========
Diluted earnings per share:
  Income before extraordinary item ..... $   0.28   $   0.25   $   0.79   $   0.85
  Extraordinary item (net of tax) ......     0.06         --       0.09         --
                                         --------   --------   --------   --------
  Net income ........................... $   0.34   $   0.25   $   0.88   $   0.85
                                         ========   ========   ========   ========
Shares:
  Basic ................................   37,424     36,606     37,215    36,417
  Diluted ..............................   39,686     42,055     40,769    41,521


         See notes to condensed consolidated financial statements.

                          C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            1998             1997
                                                         ----------       ----------
Cash flows from operating activities:
  Net income ...........................................  $ 33,865         $ 32,742
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain on repurchase of
       convertible notes ...............................    (3,494)              --
     Minority interest in subsidiary ...................      (354)            (123)
     Depreciation and amortization .....................    13,327           12,343
     Deferred income taxes .............................       207            2,766
     Changes in assets and liabilities:
        Receivables ....................................     7,519           (4,441)
        Inventories ....................................    (1,314)           1,119
        Other current assets ...........................     2,926           11,576
        Accounts payable ...............................     7,731           (2,895)
        Accrued liabilities ............................     1,946            6,011
        Income taxes payable ...........................    11,195            3,373
        Deferred revenue ...............................     1,195               --
                                                         ----------       ----------
  Net cash provided by operating activities ............    74,749           62,471
                                                         ----------       ----------
Cash flows from investing activities:
  Sales and maturities of short-term investments .......    26,956           12,050
  Purchases of short-term investments ..................   (36,073)         (10,827)
  Capital expenditures .................................   (14,778)         (10,951)
  Other assets .........................................       592               98
                                                         ----------       ----------
  Net cash used in investing activities ................   (23,303)          (9,630)
                                                         ----------       ----------
Cash flows from financing activities:
  Bank borrowings ......................................    39,541               --
  Repayment of bank borrowings .........................   (39,541)              --
  Repayments of capital lease obligations ..............      (411)            (460)
  Sale of common stock .................................     7,704            8,090
  Collection of stockholder notes receivable ...........        --              305
  Repurchase of convertible subordinated notes .........   (56,077)              --
                                                         ----------       ----------
  Net cash provided by (used in) financing activities ..   (48,784)           7,935
                                                         ----------       ----------
Exchange rate impact on cash and equivalents ...........        99             (106)
                                                         ----------       ----------
Net increase in cash and equivalents ...................     2,761           60,670
Cash and equivalents, beginning of period ..............   145,034           76,241
                                                         ----------       ----------
Cash and equivalents, end of period .................... $ 147,795         $136,911
                                                         ==========       ==========
Supplemental schedule of noncash investing and
  financing activities:
  Unrealized gain on investments ....................... $      87         $     13
  Forgiveness of note payable for production
    capacity rights ....................................        --           24,500
  Equipment acquired under lease .......................     1,382               --
  Cash paid during the period for:
     Interest .......................................... $   3,659         $  2,914
     Income taxes ......................................     1,011            5,169

             See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Basis of presentation

       The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of September 30, 1998, and the results of operations for the quarters and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis). Inventories consist of:

                                     September 30,   December 31,
                                         1998           1997
                                     -------------   ------------
                                            (in thousands)

             Finished goods ........  $    4,797      $   9,158
             Work-in-process .......       5,208          3,852
             Raw materials .........       6,544          2,260
                                      -----------     ----------
                       Total .......  $   16,549      $  15,270
                                      ===========     ==========

3.    Earnings per share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                    Quarter Ended      Nine Months Ended
                                                    September 30,        September 30,
                                                 ------------------    ------------------
                                                  1998       1997       1998       1997
                                                 -------    -------    -------    -------
  Numerator:
   Income before extraordinary item ............ $10,662    $ 9,663    $30,371    $32,742
   Extraordinary item ..........................   2,356        --       3,494         --
                                                 -------    -------    -------    -------
   Numerator for basic earnings per share ......  13,018      9,663     33,865     32,742
   Addback interest income after tax related
     to convertible shares .....................     333        883      2,031      2,649
                                                 -------    -------    -------    -------
   Numerator for diluted earnings per share .... $13,351    $10,546    $35,896    $35,391
                                                 =======    =======    =======    =======
  Denominator:
   Weighted-average shares - denominator for
     basic earnings per share ..................  37,424     36,606     37,215     36,417
   Convertible shares ..........................   1,216      2,809      2,247      2,809
   Dilutive common stock equivalents, using
     treasury stock method .....................   1,046      2,640      1,307      2,295
                                                 -------    -------    -------    -------
   Denominator for diluted earnings per share ..  39,686     42,055     40,769     41,521
                                                 =======    =======    =======    =======
  Basic earnings per share ..................... $  0.35    $  0.26    $  0.91    $  0.90
                                                 =======    =======    =======    =======
  Diluted earnings per share ................... $  0.34    $  0.25    $  0.88    $  0.85
                                                 =======    =======    =======    =======

4.   Comprehensive income

        In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. For the quarter and nine months ended September 30, 1998, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was $13.1 million and $34.0 million, respectively. Comprehensive income for the quarter and nine months ended September 30, 1997 was $9.5 million and $32.5 million, respectively.

5.   Extraordinary item

        During the second and third quarters of the current year, the Company recognized extraordinary gains of $1.1 million and $2.4 million, respectively, or $0.03 and $0.06 per diluted share, net of related income taxes of $0.8 million and $1.6 million. During the second quarter, the Company repurchased $20.7 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes due 2005 at 88.4% of the principal amount, with accrued interest to the date of repurchase. During the third quarter, the Company repurchased $42.8 million additional Convertible Subordinated Notes at an average of 88.4% of the principal amount, with accrued interest to the date of repurchase.

6.   Recently issued accounting standards

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement will not materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2000, with early adoption permitted.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this report and those described in the Company's Form 10-K for the year ended December 31, 1997, other Form 10-Qs and other reports under the Securities Exchange
Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The
Company assumes no obligation to update any forward-looking statements.

Quarter Ended September 30, 1998

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended September 30, 1998 and 1997:

                                              Quarter Ended September 30,
                                              ---------------------------
                                                  1998           1997
                                                 ------         ------
        Net revenues ........................... 100.0%         100.0%
        Costs and expenses:
          Cost of revenues .....................  45.0           45.0
          Research and development .............  21.9           20.6
          Selling, general and administrative ..  17.6           16.6
                                                 ------         ------
                  Total ........................  84.5           82.1
                                                 ------         ------
        Income from operations .................  15.5           17.9
        Interest income (expense), net .........   1.9           (0.0)
                                                 ------         ------
        Income before income taxes, minority
          interest and extraordinary item ......  17.4           17.8
        Income tax expense .....................   5.2            6.1
                                                 ------         ------
        Income before minority interest and
          extraordinary item ...................  12.2           11.8
        Minority interest in net loss
          of subsidiary ........................  (0.2)          (0.0)
                                                 ------         ------
        Income before extraordinary item .......  12.4           11.8
        Extraordinary gain (net of tax) ........   2.7            0.0
                                                 ------         ------
        Net income .............................  15.1%          11.8%
                                                 ======         ======

   The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, compatibility of new products with emerging digital video standards, supply constraints for other components incorporated into its customers' products, fluctuations in foreign currency exchange rates to the U.S. dollar, and the level of expenditures in manufacturing, research and development, and sales, general and administrative functions.

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

   Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand during the second and third quarters of each year.* If in the future the geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these regions make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

   The market price of C-Cube's common stock has fluctuated significantly since its initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor or digital video networking companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. The market price of C-Cube's common stock has declined substantially from its historic highs, and may continue to experience significant fluctuations in the future.

   Year 2000

   The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. C-Cube has initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. C-Cube is replacing or upgrading systems, equipment and facilities that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results.* If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

   INFORMATION SYSTEMS. A review of the Company's information systems has been completed and the Company has initiated the work necessary for the existing systems to become Year 2000 compliant. Testing of all information systems will be conducted over the next year. The Company is also actively reviewing its hardware and systems infrastructure, such as networks, in order to ensure that they are Year 2000 compliant. Based on the current status of the assessments and remediation plans made to date, the Company does not expect total Year 2000 related costs pertaining to its information systems and hardware and systems infrastructure to be material.*

   PRODUCTS. The Company has assessed the capabilities of its products sold to customers and has not identified any problems related to Year 2000 compliance. The Company is in the process of identifying and assessing the risks related to integrated systems that include third party products sold by its DiviCom subsidiary. The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, C-Cube may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation against the Company regarding Year 2000 compliance issues may occur in the future. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

   OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and are currently being assessed for Year 2000 compliance. The assessment to date has not uncovered any material issues.

   SUPPLIERS. C-Cube is in the process of contacting its critical suppliers to determine whether their operations, products and services are Year 2000 compliant. Where practicable, C-Cube will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

   CUSTOMERS. The Company is actively responding to all customer requests for compliance, surveys and other general information related to its Year 2000 programs. The Company will also request assurance from its key customers that they, and their products which incorporate C-Cube's products, are Year 2000 compliant.

   GENERAL. The Company does not currently expect its costs associated with the Year 2000 problem to be material, and expects to be able to fund these costs through operating cash flows.* However, the Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans. The risks associated with the Year 2000 problem can be difficult to identify and to address, and could result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

   As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in a timely manner, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers and customers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

   Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own
Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

   The Company has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 project described above.

    If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.

   Net Revenues

   Net revenues in the third quarter of 1998 were $86.2 million, an increase of 5.4% over the $81.7 million reported in the corresponding quarter a year ago. Revenue from the Company's family of encoder products increased due to growth in sales of communications products, which was led by DiviCom, and increased sales of the Company's DVxpress and DVxpert families of codecs. Revenue from MPEG-2 decoder chips used primarily in digital settop boxes and in DVD-ROMs on PCs increased from the third quarter of 1997 due to customers' adoption of the Company's AViA and ZiVA families of decoder chips and the wider acceptance of the DVD format. The Company also had sales from the introduction of its CVD decoder which is compliant with the new Chao Ji VCD standard. These increases were partially offset by a decrease in revenues from MPEG-1 decoder chips used in VideoCD players sold primarily in China, due to price reductions made in response to competitive pricing pressures.

   International revenues accounted for 56% of net revenues for the third quarter, compared to 65% for the same period last year. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for VideoCD and Chao Ji VCD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

   The Asian consumer electronics markets accounted for approximately 45% of total Company sales in the third quarter of 1998 and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* The economic crisis in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are incorporated. In the third quarter of 1998, most of the Company's sales in Asia were of decoder chips, which are used in VideoCD players. The Company believes purchases of VideoCD and Chao Ji VCD players are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company has required prior to shipment.

   Gross Margin

   C-Cube's gross margin for the third quarter of 1998 was 55.0% compared to a gross margin of 55.0% for the same quarter last year. Although the average selling prices of the Company's products has declined, this decline has been offset by reduced product costs. The Company has been able to reduce product costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes, the redesign of products to reduce die size and the use of lower priced assembly and test vendors. The reduction of product costs has been partially offset by higher product transition and technology integration costs.

   The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

   C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins.

   Research and Development Expenses

   In the third quarter of 1998, research and development expenses were $18.9 million, or 22% of net revenues, compared with $16.8 million, or 21% of net revenues in the third quarter of 1997. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $15.2 million, or 18% of net revenues, in the third quarter of 1998, compared to $13.6 million, or 17% of net revenues, for the same quarter last year. The increase was primarily due to increased headcount and related expenses.

   Other Income (Expense)

   Other income, net of other expense, was $1.6 million for the third quarter of 1998, an increase from the net other expense amount of $33,000 for the third quarter of 1997. The improvement over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances.

   Income Tax Expense

   The Company's effective tax rate for the third quarter of 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

Nine Months Ended September 30, 1998

   The following table sets forth certain operating data as a percentage of net revenues for the nine months ended September 30, 1998 and 1997:

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  1998           1997
                                                 ------         ------
        Net revenues ........................... 100.0%         100.0%
        Costs and expenses:
          Cost of revenues .....................  45.6           44.1
          Research and development .............  21.5           19.4
          Selling, general and administrative ..  17.1           15.8
                                                 ------         ------
                  Total ........................  84.2           79.3
                                                 ------         ------
        Income from operations .................  15.8           20.7
        Interest income (expense), net .........   1.0           (0.7)
                                                 ------         ------
        Income before income taxes, minority
          interest and extraordinary item ......  16.8           20.0
        Income tax expense .....................   5.0            6.8
                                                 ------         ------
        Income before minority interest
        and extraordinary item .................  11.7           13.2
        Minority interest in net loss
          of subsidiary ........................  (0.1)          (0.0)
                                                 ------         ------
        Income before extraordinary item .......  11.9           13.3
        Extraordinary gain (net of tax) ........   1.4            0.0
                                                 ------         ------
        Net income .............................  13.2%          13.3%
                                                 ======         ======

   Net Revenues

   Net revenues for the nine months ended September 30, 1998 were $256.0 million, a 4% increase from $246.9 million in revenues during the corresponding period in 1997. Revenue from the Company's family of encoder products increased due to growth in sales of communications products, which was led by DiviCom, and increased sales of the Company's DVxpress and DVxpert families of codecs. Revenue from MPEG-2 decoder chips used primarily in digital settop boxes and in DVD-ROMs on PCs increased from the nine month period of 1997 due to customers' adoption of the Company's AViA and ZiVA families of decoder chips and the wider acceptance of the DVD format. The Company also had sales from the introduction of its CVD decoder which is compliant with the new Chao Ji VCD standard. These increases were partially offset by a decrease in revenues from MPEG-1 decoder chips used in VideoCD players sold primarily in China, due to price reductions made in response to competitive pricing pressures.

   Gross Margin

   C-Cube's gross margin percentage decreased to 54.4% in the first nine months of 1998 from 55.9% in the comparable prior year period. The decline in the gross margin percentage is due primarily to lower average selling prices and higher product transition and technology integration costs.

   Research and Development Expenses

   In the first nine months of 1998, research and development expenses were $55.1 million or 22% of net revenues, compared to $47.9 million, or 19% of net revenues, in the comparable prior year period. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $43.8 million, or 17% of net revenues in the first nine months of 1998, compared to $39 million, or 16% of net revenues for the same period last year. The increase was primarily due to increased headcount and related expenses.

   Other Income (Expense)

   Other income, net of other expense, was $2.5 million for the first nine months of 1998, an increase from the net other expense amount of $1.6 million for the nine months ended September 30, 1997. The increase is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances during the first nine months of 1998 compared to the same period last year.

   Income Tax Expense

   The Company's effective tax rate for the first nine months of 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $178.5 million at September 30, 1998 compared to $166.4 million at the end of 1997. Working capital decreased to $191.5 million at September 30, 1998 from $208.4 million at the end of 1997.

   The Company's operating activities generated cash of $74.7 million in the first nine months of 1998, mainly from operating income, reduced accounts receivable and increased income taxes payable and accounts payable. The increase in payables primarily was due to unusually low accounts payable and income taxes payable balances at the end of 1997. Receivable days outstanding decreased from 41 days at December 31, 1997 to 34 days at September 30, 1998.

   C-Cube's investing activities, exclusive of the sales and maturities of $27.0 million and purchases of $36.1 million of short-term investments, used cash of $14.2 million, primarily for capital expenditures.

   Cash used in financing activities was $48.8 million, primarily from $56.1 million used to repurchase a portion of the Company's Convertible Subordinated Notes, partially offset by proceeds of $7.7 million from sales of stock pursuant to employee stock plans.

   At September 30, 1998, the Company had an available bank line of credit of $30 million which expires May 1, 1999. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.50% at September 30, 1998). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth, a minimum annual net income (no quarterly loss exceeding $3 million), and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. At September 30, 1998, the Company was in compliance with these covenants, and there were no outstanding balances under this line.

   Based on current plans and business conditions, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company, or at all. In addition, the Company has considered and will continue to consider various possible transactions with foundries to secure additional foundry capacity, which could include, without limitation, equity investments, prepayments, non-refundable deposits or loans in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibit
                Number           Description
                -------    -------------------------------------
                10.38     Amendment to Option Agreement dated May 30, 1997
                           with Taiwan Semiconductor Manufacturing Co., Ltd. 1

                27.1      Financial Data Schedule

           (b)  Reports on Form 8-K

                None.




           1 The Company has requested confidential treatment from the Securities and Exchange Commission for the redacted portions of this exhibit.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           C-Cube Microsystems Inc.
                                           (Registrant)


Dated:  November 12, 1998                  By:  /s/ Walt Walczykowski
       -------------------                     ---------------------------
                                                    Walt Walczykowski
                                                Vice President of Finance
                                               and Chief Financial Officer