Form 10-Q/A
period 1997-06-30
C CUBE MICROSYSTEMS INC
filed 1998-12-22
CIK 919870

=============================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                            ___________________

                               FORM 10-Q/A-2

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

The registrant hereby makes a second amendment to its Quarterly Report on Form 10-Q filed August 14, 1997, to refile exhibit no. 10.38 to the Form 10-Q.

                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           C-Cube Microsystems Inc.
                                           (Registrant)


Dated:  December 21, 1998                  By:  /s/ Walt Walczykowski
       -------------------                     ---------------------------
                                                    Walt Walczykowski
                                                Vice President of Finance
                                               and Chief Financial Officer