Form 10-K405
period 1998-12-31
C CUBE MICROSYSTEMS INC
filed 1999-03-23
CIK 919870

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          UNITED STATES SECURITIES AND

                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NO. 0-23596
                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                     TO                     .

                            C-CUBE MICROSYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      77-0192108
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                            1778 MCCARTHY BOULEVARD
                           MILPITAS, CALIFORNIA 95035
             (Address and zip code of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (408) 490-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
  THE ACT:                                            NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF
  THE ACT:                                            COMMON STOCK, $0.001 PAR VALUE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of the Registrant's common stock held by non-affiliates on March 1, 1999 (based upon the average of the high and low sales prices of such stock as of such date) was $731,104,762.

     As of March 1, 1999, 38,927,375 shares of the Registrant's common stock were outstanding.

     THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS (THE "PROXY STATEMENT") IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K TO THE EXTENT STATED HEREIN. EXCEPT WITH RESPECT TO INFORMATION SPECIFICALLY INCORPORATED BY REFERENCE IN THIS FORM 10-K, THE PROXY STATEMENT IS NOT DEEMED TO BE FILED AS A PART HEREOF.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            C-CUBE MICROSYSTEMS INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   17
Item 3.    Legal Proceedings...........................................   17
Item 4.    Submission of Matters to a Vote of Security Holders.........   18
  Executive Officers of the Registrant.................................   18
                                   PART II
Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.....................................................   20
Item 6.    Selected Financial Data.....................................   21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations..................................................   23
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   30
Item 8.    Financial Statements and Supplementary Data.................   31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................   51
                                  PART III
Item 10.   Directors and Executive Officers of C-Cube Microsystems
           Inc.........................................................   52
Item 11.   Executive Compensation......................................   52
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   52
Item 13.   Certain Relationships and Related Transactions..............   52
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   52
Exhibit Index..........................................................   53
Signatures.............................................................   56

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The Company assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

     C-Cube Microsystems Inc. (referred to in this document as "C-Cube" or the "Company"), was established as a California corporation in 1988 and reincorporated in Delaware in 1994. C-Cube designs, manufactures and sells semiconductors and systems for digital video applications. As a leading supplier of semiconductors used for digital video applications, C-Cube's Semiconductor division has played a major role in enabling the growth of digital video. This division is focused on working with its OEM customers and service providers to enable key applications in its consumer and communications target markets. In the consumer market, it is focused on Video Compact Disc (VideoCD), playback and recordable Digital Video Disc (DVD) and Digital VCR players. The communications market targets interactive set-top boxes, broadcast encoders and emerging appliances like non-linear editing, time shifting and internet TV boxes.

     In addition to its role as a leading supplier of semiconductors, C-Cube is also a leading provider of digital video communication systems through its DiviCom subsidiary. Acquired by C-Cube in 1996, DiviCom designs, manufactures and sells a full spectrum of products and systems that enable the transmission of digital video, audio and data over a variety of networks including satellite, wireless, terrestrial, fiber and cable. With both systems and semiconductor divisions focused on digital video applications, C-Cube is uniquely positioned to support the continued growth of digital video in a number of important consumer and communication markets.

     The Company's two reportable segments described above are C-Cube Semiconductor and DiviCom. Management evaluates and allocates resources based on profit or loss from operations before interest, income taxes and extraordinary items. See "Item 8. Financial Statements and Supplementary Data" for segment financial information.

  COMPRESSION ENABLES MASS-MARKET APPLICATIONS OF DIGITAL VIDEO

     Since the 1930s, video images have been transmitted and stored almost exclusively using analog formats. Digital video provides several fundamental benefits over analog video. Unlike analog video, digital video can be compressed, providing significant storage and transmission efficiencies, and can be transmitted and reproduced without perceptible image degradation. In the 1980s, the benefits of digital formats led the U.S. consumer audio industry to convert from analog long-playing records to digital CDs, resulting in growth in the market for CD players. In the 1990s, the ongoing evolution from analog to digital is transforming the way in which video is produced, stored, transmitted and viewed.

     Representing video in digital form requires a large amount of data, which in the past has made storage or transmission economically impractical. To transmit a single uncompressed digital video program requires a whole satellite transponder costing as much as $2 million per year. The sheer size of uncompressed digital video has relegated it to niche applications of small volumes.

     However, the very nature of video information lends itself to compression. Any video sequence has inherent redundancies, for example, one frame of a movie often differs very little from the next successive frame. Through digital compression techniques, the redundancies in video data can be detected and eliminated, significantly reducing the overall amount of data needed to recreate the original image without affecting the image quality. Using video compression techniques, a single satellite transponder can broadcast

8 to 12 programs instead of the single program possible with uncompressed video. C-Cube believes that the design and deployment of cost-effective and practical video compression technology is critical to the development of mass-market applications.

  STANDARDS ENHANCE THE GROWTH OF DIGITAL VIDEO MARKETS

     As digital video markets develop, so does the need for standards to ensure that products from different manufacturers use the same formats for video information. Throughout its history, C-Cube has been an active participant and respected technology pioneer on International Organization for Standardization
(ISO) committees charged with creating standards for still image and digital video compression. In this effort, C-Cube believes that it has taken its place beside industry leading companies such as AT&T, IBM, JVC, Matsushita Electronics Corporation (MEC), NTT, Philips, Scientific Atlanta and Sony.

     Key standards that have driven the growth of digital video include the Joint Photographic Experts Group (JPEG) standard for still-image compression and two Moving Pictures Experts Group (MPEG) standards for digital video and audio compression. The MPEG-1 standard enabled the first digital video consumer products such as VideoCD, while the more recent MPEG-2 standard has become the accepted compression format in diverse applications such as broadcast transmission, professional editing and DVD. The adoption and acceptance of these standards has contributed greatly to the growth of digital video markets during the 1990s.

  ENCODING ALGORITHMS DETERMINE VIDEO QUALITY

     As vital as the ISO standards have been to the development of digital video, they have a built-in limitation. The standards determine interoperability, not video quality. More specifically, the standards define the format for compressed video data. An MPEG-compliant encoder (the compression device) will create data that an MPEG-compliant decoder (the decompression device) can reconstruct into a video image. But the process of encoding necessarily involves discarding some of the image information to achieve compression. If the encoder is "smart," that is, if it can correctly determine which information is redundant or insignificant to the video quality, then the encoded video will be a faithful representation of the source video and the decoder can create a high-quality video image. But if the encoder makes poor choices and discards important video information, then the decoder cannot compensate. The reconstructed image will be poor in comparison to the original source image. Encoder design, therefore, is the most important determining factor for video quality.

     At the heart of encoder design is the development of encoding algorithms, the mathematical rules that govern how the large volume of uncompressed video is reduced to a manageable size without adversely affecting image quality. C-Cube's core strength has been its expertise in the development, testing and refinement of compression algorithms. These mathematical formulas are proprietary and represent vital intellectual property of C-Cube. By incorporating these highly efficient and powerful algorithms into our products, C-Cube has consistently been recognized as the industry leader in digital video encoding. As evidence of this leadership, C-Cube products perform the encoding for the majority of digital video television currently being broadcast. Also, C-Cube is one of a select group of technology companies that have been recognized by The National Academy of Television Arts and Sciences for technical achievement, as shown by their award of a special technology Emmy to C-Cube in 1995.

     C-Cube differentiates its products from competitors by offering both encoding and decoding solutions that provide superior image quality (enhancing the viewing experience), are fully compliant with the MPEG-1 or MPEG-2 international standards (and therefore interoperable with equipment from other suppliers), are feature rich and are highly integrated. All C-Cube products are programmable, permitting the incorporation of sophisticated system-level features, while lessening design time and system cost. C-Cube also develops proprietary product extensions and features such as RealSonic(TM) home theater sound enhancement and ClearView(TM) error correction technology.

  THE SYSTEMS SIDE OF COMMUNICATIONS

     Cable operators, internet service providers and broadcasters face a growing technical challenge as they plan and deploy real-time digital video transmission systems. These next-generation systems incorporate new system and network technologies that are often outside of the service provider's core competency. To meet the often-conflicting goals of interoperability, reliability and efficiency, nearly all new systems for broadcasting digital video implement new standards such as MPEG-2 and Digital Video Broadcasting (DVB). In some cases, companies that have previously provided proprietary analog-based solutions have developed their own proprietary digital-based solutions (or created proprietary solutions where there are no standards, such as conditional access). Increasingly, companies that broadcast digital video realize that they need to foster interoperability and competition among their equipment suppliers. Accordingly, adherence to industry standards is a key requirement for suppliers in this market.

     C-Cube's DiviCom division has benefited from this trend through its experience in a range of digital video technologies, as well as expertise in integrating those technologies into complete network systems. By combining video compression technologies with network and communications technologies, DiviCom creates innovative products for producers and distributors of video and video-enhanced information. Products include MPEG audio/video encoders, multiplexing and network management systems, as well as integration services. Based on the MPEG-2 international standard, DiviCom's products enable digital video broadcasting over a variety of broadband networks including satellite, cable, wireless cable (also known as Multichannel Multipoint Distribution System or MMDS) and telephone networks. In 1998, DiviCom announced its move into high-definition television (HDTV) in a collaborative effort with Victor Company of Japan (JVC) to develop HDTV encoders.

MARKET TRENDS

     C-Cube addresses two broad industries where digital video is used, communications and consumer electronics. This section describes some of the trends affecting these markets.

  COMMUNICATIONS

     Digital video compression is currently enabling a number of new applications and capabilities in the communications market in diverse segments such as satellite, cable, telephone and wireless networks.

     SATELLITE

     The first full-scale digital video transmission systems to achieve full deployment were a series of Direct Broadcast Satellite (DBS) networks (also called Direct To Home or DTH). By combining digital video compression technology with high-power Ku-band satellites, DBS systems typically provide 100 or more channels to a large geographical area (e.g. the continental U.S.). This expanded service usually imposes a relatively low cost per subscriber since the only incremental investment needed by subscribers is the purchase of a small dish and a decoder box.

     To compete with other high-speed media, satellite service providers are beginning DBS deployments using high-speed satellite transmission to the home. A disadvantage of this approach is that the return channel uses a standard modem over telephone lines, thus limiting the interactive nature of the service.

     A major trend in this market during 1998 was consolidation through a number of mergers and acquisitions, for example, the merger of DIRECTV and USSB operations.* At the same time, the satellite market saw the first trials of HDTV broadcasting during 1998.

     CABLE

     Cable providers are upgrading the level of their services using a variety of approaches including switched digital video, fiber-to-the-curb (FTTC) and hybrid-fiber cable (HFC). Open standards are expected to drive increased cable revenue opportunities by creating a competitive marketplace for system network equipment and end-terminal devices.* With real-time, two-way networks and advanced set-top systems, the revenue base for cable operators is expected to expand from the current base of subscribers, programmers and advertisers to encompass a new client class of retail, utility and digital appliance service providers.*

     TELEPHONE NETWORKS

     Providers of telephone service such as the Regional Bell Operating Companies (RBOCs) are deploying high-speed service over existing twisted-pair lines using Digital Subscriber Line (DSL) technologies such as Asymmetric DSL
(ADSL). These network infrastructures are being put in place and enhanced services over these networks are expected to increase in 1999.* Services using the existing telephone infrastructure have a strong potential for two-way applications such as e-commerce and interactive games.

     WIRELESS CABLE

     MMDS is a local "line-of-sight" broadcast system, which broadcasts video over relatively short distances from a stationary ground-based antenna. Small receiving antennas are placed in each subscriber's home to receive the transmissions. Such systems are initially being deployed in areas where there may not be an existing cable system, or as an alternative to existing cable services in high-density urban centers. Wireless cable systems have comparatively low fixed costs and a moderate cost per home. The advantages of MMDS over DBS include the support of local content and quick infrastructure set-up.

     CONSUMER ELECTRONICS

     Through the use of MPEG compression, video can be stored, reproduced and distributed on the same media currently in use for other types of digital data, such as 5-inch (12 cm) CDs that are commonly used for digital audio. Emerging applications for digital video capture, playback and distribution at the consumer level are being advanced by the rapid adoption of new consumer-oriented media formats such as VideoCD players, DVD players, recordable DVD and consumer digital video cameras and camcorders.

     RECORDABLE DIGITAL VIDEO DISC

     In 1998, several OEMs demonstrated consumer-oriented products positioned as VCR replacements. C-Cube believes that rapid growth in this market will occur only when single-chip codecs (encoder/decoder combination) reach a low enough price point to enable a recordable unit at prices that will support a mass market. Once this milestone is achieved, however, the potential for wide consumer acceptance of a digital, disc-based VCR replacement is expected to be high.* Key advantages of disc-based recording include higher video quality of digital versus analog recording, the convenience of discs over tape, and the ability to integrate the VCR recording function with other desirable consumer features such as IntelligentTV program recording, timeshifting of programs and DVD playback.

     DVD PLAYER

     Unlike the VideoCD standard, which is an adaptation of the audio CD, the DVD standard was defined specifically for the very high-quality playback of feature-length movies. The DVD format, now commercially available, provides up to 135 minutes of playing time (270 for double-sided) on a disc the same physical size as an audio CD with four times the image resolution of a standard VideoCD. DVD uses MPEG-2 compression technology for video and audio.

     VIDEOCD PLAYER

     A VideoCD player is essentially an audio CD player with an MPEG-1 decoder and a video output. While adding this functionality marginally increases the cost to manufacture a typical CD player, these machines now have the ability to play movies, music videos and other titles from MPEG-1 encoded CDs. The physical VideoCD disc format is identical to a standard audio CD and is limited to 72 minutes playing time with video quality that is generally perceived as comparable to an analog VHS tape. Several thousand VideoCD titles are now available, including movies, music videos and karaoke titles. The VideoCD format has thus far received mass-market adoption exclusively in China. In 1998, leading Chinese manufacturers and the Chinese government introduced an enhanced version of VideoCD known as Chaoji VCD. Chaoji VCD features improved video quality that is comparable to DVD video and backward compatibility with VideoCD titles.

     DVD PLAYBACK FOR PERSONAL COMPUTERS

     Computer makers and users are increasingly embracing digital video as the most flexible and feature-rich data type for educational, entertainment, communication and training applications. DVD-ROMs offer significant speed and capacity advantages over CD-ROMs and are experiencing rapid adoption rates. In addition, computers are the primary platform for video editing and video encoding through the addition of dedicated video-specific hardware.

     PC OEMs are now offering add-in DVD decoder cards bundled with DVD-ROM drives as options for their desktop models. These allow the playback of full motion video with Dolby surround sound. Some OEMs, such as C-Cube's customer Dell, have begun bundling the DVD-ROM and decoder cards as part of its build-to-order system offerings. DVD decoder cards offer advantages versus software-decoders such as TV-out, full Dolby Digital surround sound and the ability to use the computer for other tasks while a DVD video is being played.

     New portable PC models are also being designed as DVD-ready, and some, including the Toshiba Portege, are featuring the DVD decoder built right onto the motherboard. This allows the playback of full motion video from DVD discs while maximizing battery life.

     DESKTOP EDITING SYSTEMS

     The capabilities of desktop editing systems continue to grow. Sophisticated features such as non-linear editing, once the province of professional studios, are now coming to the consumer and prosumer markets. An important enabling factor is the availability of low-cost recordable CD-ROM drives, which provide a convenient and cost-effective means to store edited digital video. This trend is expected to accelerate in 1999, as the higher capacity recordable DVD drives become more common in personal computers.*

PRODUCTS

     C-Cube supplies products for three main markets:

     - Communication systems

     - Communication semiconductors

     - Consumer electronics semiconductors

  COMMUNICATION SYSTEMS

     C-Cube provides communication systems through its DiviCom division. DiviCom applies its unique compression algorithms and techniques to obtain optimal performance from its family of MPEG-2/DVB system-level products. Furthermore, DiviCom makes extensive use of C-Cube Semiconductor's products and support to design leading-edge products for the markets it services. DiviCom supplements its product offerings with complementary services including systems integration, consulting, training and technical support.

     The DiviCom product line consists of:

     - Program encoders

     - Multiplexers

     - Control and automation products

     - Data networking products

     - Professional services and customer support

     PROGRAM ENCODERS

     The workhorses of a digital video broadcast facility continue to be the program encoders. DiviCom had its initial successes in supplying high-quality, reliable program encoders, and this market continues to be both strategic and profitable for the Company. The MediaView(TM) line of program encoders provides MPEG-2 compression of video, audio and data channels. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data rates. Their compliance with MPEG-2 and DVB standards enables interoperability with other products and systems.

     Introduced in February 1998, the MediaView MV40 encoder extends the capabilities of the MediaView family by offering more channels and better video quality. Based on C-Cube Semiconductor's DVxpert(TM) products, the MV40 encoder was designed to optimize transmission bandwidth for broadcasters, satellite operators, cable providers, wireless cable operators and telecommunication services providers. The key to the MV40's performance is DiviTrack(TM), an innovative look-ahead feature that has two DVxpert processors working together. While one DVxpert processor is encoding data, the second is looking several frames ahead in the video stream, analyzing the data and determining the optimum parameters for the first DVxpert processor to use. This one-two combination yields highly effective use of transmission bandwidth while maintaining superior video quality. In recognition of the MV40's advance in technology, the National Association of Broadcasters (NAB) named it "Editor's Pick" at the 1998 NAB show.

     MULTIPLEXERS

     In a broadcast facility, the video, audio and data streams must be combined or multiplexed into a single stream prior to transmission. DiviCom's MediaNode(TM) MN20 Remultiplexer performs this task, combining MPEG-2 compressed streams from various sources into a single MPEG-2 transport stream. Sources are DiviCom program encoders or third-party devices such as Near Video-On-Demand
(NVOD) servers. The MN20 Remultiplexer is especially designed for flexible distribution to all types of networks including satellite, cable, wireless cable and telephone networks. The MN20 Remultiplexer also provides scrambling and monitoring/decoding capabilities.

     CONTROL AND AUTOMATION PRODUCTS

     Modern digital networks are a diverse array of hardware and software components from a variety of vendors, using a number of network protocols and standards. Network management is the glue that holds it all together, the tool that lets service providers monitor and control their networks.

     Because of its special expertise in digital video, audio and data, DiviCom is uniquely qualified to help service providers with the network management side of their operations as well. The THESYS(TM) Network Management Family includes a full range of products that service providers can adapt and configure to meet the needs of their deployments. The THESYS Family includes these individual products:

     - THESYS Controller(TM) Solution: Allows network operators to configure and manage a digital video network

     - Sentinel(TM) System Monitor: Remote configuration, monitoring, alarm control and bandwidth validation

     - THESYS Alarm Manager(TM) Solution: Advanced features for fault isolation and alarm logging

     - Bandwidth Manager(TM) Solution: Analyzes network traffic and provides visual monitoring tools

     DATA NETWORKING PRODUCTS

     Cable service providers look to add interactive services to their service offerings as a way to increase revenues with the existing infrastructure. To enable this market, DiviCom used the International Broadcasting Conference (IBC) in Amsterdam in September 1998 to introduce the InterSect(TM) interactive set-top box controller. The InterSect controller enables cable service providers to deliver Transmission Control Protocol (TCP)/Internet Protocol (IP) traffic (the same format used on the internet) to their subscribers over two-way HFC networks. Each InterSect controller can support thousands of individual set-top boxes and can be managed from a central facility or distributed locations using standard internet network management protocols.

     DiviCom also addresses similar needs in the satellite broadcasting market with its DiviCast(TM) data broadcast system. The DiviCast system enables IP transmission over MPEG-2 networks. With DiviCast, service providers can increase revenue by offering their subscribers high-speed data services such as "push" information broadcasts, multimedia streaming and internet access. DiviCom introduced the DiviCast system in a joint demonstration with Adaptec, Inc. at the NAB show in April 1998.

     PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

     To set up and operate a digital network, service providers often need more than products, they need systems expertise. To help service providers set up new services and integrate new features with existing services, DiviCom's DiviSys(TM) technology integration group provides consulting and implementation services to DiviCom customers worldwide. DiviSys draws upon its expertise in broadcasting television, communications networking and compression technology to design, integrate and install complete business solutions. DiviSys offers a broad range of services including program management, budget analysis, technical design and planning, parts inventory management, building and site preparation, equipment installation and integration, end-to-end system testing and comprehensive customer training.

     The DiviSys group also has extensive experience in integrating DiviCom products with numerous third-party products and services. This includes the procurement and integration of encoders, multiplexers, system/ network controllers, ATM and TCP/IP network equipment, NVOD servers, modulators, transmitters, antennas, downlink systems, satellite dishes/IRDs, subscriber management systems, conditional access systems for pay-per-view, electronic program guides and diagnostics/quality assurance tools.

     For technical support, service providers turn to DiviTec(TM), DiviCom's customer service and support organization. The DiviTec Service Agreement provides a customized set of services for ongoing maintenance, support-on-demand and customer training. This service is designed to meet each customer's specific needs in order to maximize the benefits they receive from DiviCom's products and systems.

  COMMUNICATION SEMICONDUCTORS

     In most digital video applications, the encoding and decoding functions are separated. For example, in broadcasting, the video is encoded by one or a small number of encoders at the transmission facility, while a decoder at the viewer's home reconstructs the broadcast for viewing. C-Cube has been, and continues to be, a leader in supplying both encoders and decoders for a full spectrum of digital video applications. However, C-Cube has long recognized that combining the encoding and decoding functions into one processor, called a codec (for encoder/decoder), would create significant new market opportunities. The Company invested heavily in the development of a single-chip MPEG-2 codec architecture and introduced DVxpert, the first product based on the new architecture, in August 1997. C-Cube introduced two more codecs in 1998: DVxpress(TM), for professional and prosumer editing applications, and DVxplore(TM), for recordable digital video applications in consumer electronics. These new codecs have the potential to further stimulate the digital video industry to offer significant new products incorporating real-time MPEG-2 encoding.

     BROADCAST AND DISTRIBUTION ENCODERS

     In August 1997, C-Cube unveiled the DVxpert encoder family, the first products based on C-Cube's new codec architecture. Encoders in the DVxpert family offer improved image quality, efficient bandwidth utilization and reliability for broadcasting and professional applications. The DVxpert broadcast encoders target applications such as distribution, contribution, DVD authoring and video servers. All DVxpert encoders use C-Cube's patented PerfectView(TM) feature, which provides clear image quality with advanced capabilities such as pre-filtering, error masking and inverse telecine.

     An emerging trend in broadcasting is electronic news gathering, in which a news crew captures video using a digital camcorder and transmits the video directly from the field location to the studio. Since the video is usually captured in a professional Digital Video (DV) format, it must be transcoded into MPEG for transmission and editing. C-Cube's DVxpress-MX(TM) products were the only single-chip solutions available in 1998 for this application.

     ENCODERS FOR EDITING APPLICATIONS

     Professional non-linear editing had been primarily the province of motion-JPEG products due to the need for accurate cuts and special effects. Because MPEG encoders essentially "collapse" some frames to achieve high levels of compression, industry pundits doubted whether MPEG could ever achieve the accuracy needed to supplant motion-JPEG for professional needs. However, C-Cube showed that MPEG is a viable format for editing with the introduction of the DVxpress codecs in April 1998. Based on the same architecture as the DVxpert product, the DVxpress codecs feature C-Cube's proprietary Frame-Accurate MPEG Editing (FAME(TM)) algorithm and dual-stream decoding, two capabilities for professional non-linear editing.

     September 1998 saw a significant enhancement to C-Cube's non-linear editing products with the introduction of the DVxpress-MX single-chip mixed-format codecs. DVxpress-MX codecs can support both MPEG and DV video formats to allow mixed-format editing where, for example, an MPEG stream and a DV stream are edited together. This innovation is particularly important because DV is the most popular format for consumer and professional digital camcorders, while MPEG is the prevailing standard for transmission. Panasonic, the developer of the DV format, and Avid, a leading non-linear editing OEM, both endorsed the DVxpress-MX codec as a significant step toward unifying the MPEG and DV worlds.

     INTERACTIVE SET-TOP BOX DECODERS

     The primary communication application for MPEG-2 decoders is in the set-top box market. To reconstruct the compressed broadcast program, several steps are required. First, the MPEG-2 stream must be separated or demultiplexed into its video and audio portions. Then the video and audio must be decompressed. Finally, the video signal is combined with other on-screen information, such as program guides and displayed on a monitor.

     C-Cube has been a technology leader in this arena, starting with the introduction of the CL9100 MPEG-2 video decoder in 1994. The Company followed in 1995 by bringing to market the CL9110 Transport Demultiplexer which was licensed from DiviCom, then a private company. Together, this two-chip combination performed all the functions needed for digital video decoding and was instrumental in enabling first-generation designs for digital set-top boxes.

     1996 saw the introduction of the AViA(TM) family of set-top box integrated circuits. Building on the technology and market success of the CL9110 and CL9110 products, the AViA platform offered high-performance graphics, better quality audio (Dolby AC-3), interoperability across both wired and wireless networks and a tighter integration between the individual chips. By offering both high-end and basic versions, the AViA family allowed OEMs to target their designs for the needs of each deployment in terms of capabilities and price point.

     Recognizing the trends toward the convergence of digital broadcast, internet access, interactivity and advanced graphics, C-Cube introduced the AViA@TV(TM) platform in November 1998. Using AViA@TV products, service providers can develop additional revenue-generating features and services such as continuous two-way data exchange, advanced graphical user interfaces, interactive advertising and internet services such as e-mail on TV, home banking and on-line shopping. The AViA@TV line includes C-Cube's integrated FlickerFilter, which dramatically improves the visual quality of HyperText Markup Language (HTML) text displayed over video, an important feature for interactive applications. AViA@TV provides Media Access Control (MAC) for two-way network support so cable providers can deliver the interactive multimedia applications needed for next-generation services. AViA@TV multi-planar graphics enable the development of rich graphical user interfaces.

     An important endorsement came when Pace Micro Technology, a leading European OEM, selected the AViA@TV architecture for its new set-top box design. The Pace set-tops are targeted for a new interactive service being developed by NTL, the UK's leading integrated communications company, which plans to offer interactive data services such as web browsing, e-mail, chat, pay-per-view, games and home shopping.

  CONSUMER ELECTRONICS SEMICONDUCTORS

     RECORDABLE DIGITAL VIDEO

     While DVD playback has achieved some level of success in both consumer players and personal computer applications, C-Cube believes that the high-volume applications of digital video in the consumer world depend on the ability to both record and play back DVD-quality video. Thus, C-Cube extended its DVxpert technology to the consumer world with its November 1998 introduction of the DVxplore line of consumer codecs. DVxplore codecs are the world's first single-chip consumer products to support both MPEG and DV formats. The initial focus is on the personal computer market, where OEMs will use DVxplore codecs to offer personal content creation, PC/TV and DVD-RAM applications. Users of these products will be able to record hours of DVD-quality video obtained from any video source, whether TV, VCR, DV camcorder or analog camcorder. Once they have recorded the video, they will be able to edit and play back the video on standard PCs and store the resulting video to DVD disc, web pages, e-mail, recordable CD or PC hard-disk drives.

     In addition to the personal computer applications of the DVxplore architecture, C-Cube believes that substantial opportunity exists for stand-alone home entertainment players which could potentially replace the video cassette recorder (VCR) in many home applications.* As OEMs begin to develop these applications, C-Cube plans to work with its partners and customers to adapt the DVxplore technology to these markets.

     VIDEOCD DECODERS

     VideoCD is a consumer entertainment format based on MPEG-1 technology. VideoCD players allow consumers to enjoy movies, documentaries and karaoke played from a disc similar to an audio CD disc. C-Cube has been a leading supplier of MPEG decoders used in VideoCD players throughout the mid- and late-1990s. The Company pioneered the MPEG-1 market with the introduction in 1992 of the CL450 MPEG-1 Video Decoder, the first commercially available MPEG-1 video decoder. The CL450 found uses in commercial and professional digital karaoke players. It followed with the CL480 family of VideoCD decoders, products that boosted C-Cube to market leadership in the rapidly growing market for VideoCD players in China in the mid-1990s. The CL484 VideoCD Decoder, debuted in 1994, offers full VideoCD 1.1 and 2.0 compliance, DiscView(TM) menuing, ClearView(TM) error concealment technology, FlexView(TM) National Television Standards Committee (NTSC) to Phase Alternate Line (PAL) conversion and additional karaoke features.

     C-Cube's flagship VideoCD product in 1998 was the CL680 Advanced VideoCD Decoder. Introduced in 1996, the CL680 decoder is fully compliant with the CL484 decoder, allowing OEMs a convenient migration path for existing CL484-based designs. The CL680 decoder integrates an NTSC/PAL encoder, improved ClearView error concealment technology and a new WideSound(TM) feature, which simulates a surround-sound experience from two stereo channels.

     CHAOJI VCD DECODERS

     As the VideoCD market matured in China, Chinese customers, OEMs and government agencies all saw a need for a higher quality video experience. Due to its expertise in both VideoCD and DVD, C-Cube was well qualified to help define the new standard. The result of this effort was the introduction in 1998 of the Chaoji VCD standard, an extension to VideoCD that was endorsed by the Chinese government and leading OEMs. Chaoji VCD combines MPEG-2 video with VideoCD 2.0 to address the needs of China's consumers for high-quality video playback, improved audio quality and low-cost players and disc media.

     Soon after the adoption of the Chaoji VCD standard, C-Cube introduced the CL8800 family of Chaoji VCD decoders to its partner OEMs. The CL8830 decoder is a full-featured product that features C-Cube's patented RealSonic(TM) audio technology, offering significant advances in audio quality for home theater and Karaoke applications. The CL8820 decoder targets more price-sensitive products that do not demand the same audio quality as the CL8830 decoder. Both decoders offer full backward compatibility with existing VideoCD and audio CD formats. Leading Chinese OEMs have adopted the CL8800 decoders for their Chaoji VCD product offerings.

     DVD DECODERS

     In 1997, C-Cube introduced the ZiVA(TM) family of DVD products, including decoders and system-level design solutions for consumer and multimedia OEMs. The ZiVA DVD decoder family incorporates eight critical DVD functions into a single chip: MPEG-2 video decoding, Dolby Digital decoding, MPEG audio decoding, sub-picture decoding, on-screen display, linear Pulse Code Modulation (PCM) audio decoding, demultiplexing and audio/video synchronization. Later the same year, C-Cube addressed a critical concern of content owners with SecureView(TM) copy protection and decryption technology. SecureView made ZiVA decoders the first single-chip products to support the DVD Consortium's Content Scramble System (CSS) copy protection scheme. The adoption of ZiVA decoders continued to grow in 1998, with consumer electronics OEMs such as Sony, LG Electronics, Tatung, Hitachi and Acer all publicly announcing products using the ZiVA decoder.

     Another application for DVD playback is the personal computer market. C-Cube collaborated closely with partner Toshiba to develop a new version of the ZiVA decoder targeted specifically at the notebook market. The result was the introduction in May 1998 of the ZiVA-PC(TM) decoder, the first DVD hardware chip with full PC98 compliance. The ZiVA-PC decoder offers the industry's lowest overall system cost for hardware DVD playback, as well as the lowest power consumption, while delivering true interactivity and flawless image quality. Personal computer OEMs including Toshiba and Gateway adopted ZiVA decoders for new DVD-enabled notebook designs.

     As 1998 drew to a close, C-Cube was readying its third-generation DVD decoder, the ZiVA-3 line, for an early 1999 introduction at the Consumer Electronics Show. Leading OEMs such as JVC, Samsung and LG Electronics had already adopted the ZiVA-3 part for upcoming player designs. ZiVA-3 extended the capabilities of the ZiVA line in a number of key areas, most particularly the audio features.

     CONSUMER BRANDING PROGRAM

     C-Cube's consumer branding program, begun in 1996, saw continued success throughout 1998. Many of the major VideoCD manufacturers located in C-Cube's largest markets chose C-Cube's VideoCD decoder technology to use in their new lines of VideoCD players. This trend continued with the introduction of the Chaoji VCD format in China during 1998, as OEMs who had used C-Cube's VideoCD decoders also chose C-Cube's Chaoji VCD decoders. The success of C-Cube's consumer branding program is predicated on offering first-to-market technology, superior feature sets and video playback quality and a roadmap to higher quality, feature-rich digital video products.

     CHANGING PRODUCT MIX: DEPENDENCE ON DECODER PRODUCTS

     C-Cube offers a number of products for a variety of applications. However, beginning in the second quarter of 1995, sales of C-Cube's VideoCD decoder family of products have represented a significant percentage of the Company's total net revenues. The Company expects that revenues from its VideoCD decoder products including the CL680 and Chaoji VCD families of products will decrease as a percentage of total revenues, but continue to account for a significant portion of its product revenues in 1999.* C-Cube expects that price competition will continue to result in declining average selling prices for this family of products.* The Company has implemented several programs that have reduced costs associated with these families of products. In the event that increases in unit sales and other manufacturing efficiencies of these families of products do not offset decreasing sales prices in the future, the Company's business and results of operations would be materially and adversely affected. C-Cube anticipates that overall gross margin may decrease as a result of a number of factors including anticipated declines in average selling prices over time.* The timing of volume shipments and the life cycles of the Company's products are difficult to predict due in large measure to the emerging nature of the markets for C-Cube's products, the future effect of product enhancements by the Company and its current and future competitors. Declines in demand for the Company's products, particularly the CL680 and Chaoji VCD families of products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on C-Cube's business and results of operations.

CUSTOMERS

--------------------------------------------------------------------------------------------------
           MARKET                       APPLICATIONS                     TYPICAL CUSTOMERS
--------------------------------------------------------------------------------------------------
       Communication          Satellite delivery, terrestrial    British Digital Broadcasting,
          systems             and cable broadcasting, video      Canal+, Comark, DIRECTV, GTE,
                              networking                         Look Communications, NTL, Paxson
                                                                 Communications, Pioneer, Ultracom
--------------------------------------------------------------------------------------------------
       Communication          Interactive set-top boxes,         Avid, DiviCom, FAST, JVC, General
       semiconductors         professional non-linear editing,   Instruments, Matrox, NDS, Nokia,
                              broadcast encoding, electronic     Pace, Pinnacle, Scientific
                              news gathering                     Atlanta, Sharp, Sony, Zenith
--------------------------------------------------------------------------------------------------
    Consumer electronics      Recordable DVD players, DVD        Acer, ChangHong, Dell, Gateway,
       semiconductors         players, DVD add-in PC cards,      Hitachi, Idall, JVC, LG
                              VideoCD players                    Electronics, Malata, Samsung,
                                                                 SAST, Sony, Tatung, Toshiba,
                                                                 Xiamin Solid
--------------------------------------------------------------------------------------------------

     During 1998, no individual customer accounted for 10% or more of net revenues. Sales to Sinorex, a distributor, accounted for 20% and 12% of the Company's net revenues during 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

     C-Cube believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 1998, the Company had 419 full-time employees engaged in research and development. Expenditures for research and development in 1998, 1997 and 1996 were approximately $74.0 million, $64.2 million and $44.2 million, respectively. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. In addition, markets for C-Cube's products are characterized by intense price competition. As the markets for the Company's products develop and competition increases, C-Cube anticipates that product life cycles will shorten and average selling prices will decline.* In particular, the average selling price and product gross margin for each of the Company's products will decline as such products mature and as per order unit volumes for such products increase.* The Company's operating results will depend to a significant extent on its ability to continue to successfully introduce new products on a timely basis and to reduce costs of existing products.* In particular, C-Cube currently intends to announce several new products over the next year, including next generation MPEG-2 decoders.* There can be no assurance that these products will be successfully developed or will achieve market acceptance, and these products are not expected to contribute significantly to revenues in the first half of 1999.* The failure of any of these products to be successfully introduced and achieve market acceptance could have a material adverse effect on the Company's business and results of operations. In addition, the Company continues to sell a number of earlier generation products; any failure to manage the transition to new products effectively could have a material adverse effect on the Company's business and results of operations. The success of new product introductions is dependent on several factors, including proper new product definition, product cost, timely completion and introduction of new product designs, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of C-Cube's and its customers' products. As a result, the Company believes that continued significant expenditures for research and development will be required in the future.* Because of the complexity of its products, C-Cube has experienced delays from time-to-time in completing development and introduction of new products, and as a result, has from time-to-time not achieved the market share anticipated for such products. There can be no assurance that such delays will not be encountered in the development and introduction of future products, including the products currently expected to be announced over the next year. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render C-Cube's products or technologies obsolete or noncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of any of the Company's new product development efforts could have a material adverse effect on C-Cube's business and results of operations.

SALES AND MARKETING

     C-Cube's sales and marketing strategy targets markets for which digital video compression is an enabling technology in order to achieve key design wins with industry leaders, as well as early adopters of digital video technology. To implement its strategy, the Company has established a direct sales force and a worldwide network of independent sales representatives and distributors. In addition, C-Cube has a team of application engineers who assist customers with designing in the Company's products.

     In the United States, the Company sells its products through direct sales channels, independent representatives and distributors. The Company records revenues from product sales to customers at the time of shipment. The Company records revenues from systems sales under contract accounting. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time revenues from product sales are recorded. Generally, the Company pays its independent sales representatives on a commission basis. As of December 1998, C-Cube had North American regional sales offices in California, Florida, Georgia, Quebec and Virginia, and international sales offices in the United Kingdom, France, Korea, China, Singapore, Taiwan and Japan. In Japan, C-Cube sells products through the direct sales force of C-Cube Japan, Inc. (CCJ) and two distributors. CCJ was formed by the Company and Kubota Corporation in 1988 and is currently owned 65% by C-Cube and 35% by Kubota. The primary business of CCJ is the marketing, sales and support of the Company's products in Japan. Internationally, the Company has commissioned sales representatives or distributors in Australia, Canada, Denmark, Finland, France, Germany, Great Britain, Hong Kong, Ireland, India, Israel, Italy, Korea, Sweden and Taiwan.

INTERNATIONAL BUSINESS ACTIVITIES

     During 1998, 1997 and 1996, international revenues accounted for approximately 62%, 65% and 67% of the Company's net revenues, respectively, and C-Cube believes that international revenues will continue to account for a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions, and to other risks, including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for VideoCD and Chaoji VCD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar. As a result, currency fluctuations could, in the long term, have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demand for, the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

     The Asian consumer electronics markets accounted for approximately 49%, 55% and 62% of total Company sales in 1998, 1997 and 1996, respectively, and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* The economic crisis in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end-user goods in which the Company's products are incorporated. Most of the Company's sales in Asia were of decoder chips, which are used in VideoCD and Chaoji VCD players. The Company believes purchases of VideoCD and Chaoji VCD players are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company requires prior to shipment.

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

     During 1998, the Company's devices were fabricated using complementary metal oxide semiconductor (CMOS) process technology with 0.65 micron, 0.5 micron, 0.35 micron, 0.30 micron and 0.25 micron process feature sizes, using either three or four layers of metal interconnect. In 1999, the Company began using 0.22 micron technology with five layers of metal interconnect. Fabricated wafers are either tested by the fabrication facility to C-Cube specifications or the Company takes receipt of untested wafers and works with subcontractor testing facilities. Once the fully tested and accepted wafers are received by C-Cube, the die are assembled into packages by subcontractors, primarily located in Japan, Taiwan, Korea and the United States. The Company utilizes multiple assembly subcontractors for its products.

     In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. TSMC will apply the June 1996 prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At December 31, 1998, $5.6 million of the remaining $18.2 million production capacity rights is included in other current assets. In January 1999, the Company signed a second amendment to its agreement with TSMC which will result in a refund to the Company of $11.7 million from the remaining $18.2 million balance of production capacity rights.

     The Company believes that an increase in the demand for semiconductor wafers over currently expected levels, or a failure of foundry capacity in the industry to grow at anticipated rates could result in greater difficulty in obtaining adequate foundry capacity, increased prices and increased lead times.* The Company's future operating results depend in substantial part on its ability to increase the capacity available to it from its existing or new foundries. In order to secure such capacity, the Company has considered and will continue to consider various possible transactions, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships with foundries.* There can be no assurance that the Company will be able to make any such arrangement in a timely fashion, or at all, that the Company will not require additional issuances of equity or debt in order to raise capital for any such arrangements or that any such financing would be available to the Company on acceptable terms, or at all. If the Company were not able on a timely basis to obtain additional foundry capacity, its business and results of operations would be materially and adversely affected.

     The Company has entered into an agreement with MEC, JVC and Sharp whereby they provided assistance in the development of the CL480 family of products, the CL9100 and the CL680, and currently provide C-Cube with preferential access to MEC's 0.5 and 0.35 micron manufacturing processes. As part of the agreement C-Cube provides MEC the right to sell the CL480 family of products and the CL680 to its internal divisions and to a limited group of VideoCD manufacturers. MEC's right to sell the CL480 has certain volume limitations and is subject to royalty payments to C-Cube.

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

     The Company's reliance on subcontractors to manufacture and assemble its products involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity and potential misappropriation of C-Cube intellectual property. The Company obtains foundry capacity through forecasts that are generated in advance of expected delivery dates. The Company's ability to obtain the foundry capacity necessary to meet the future demand for its products is based on its ability to accurately forecast such future demand. If the Company fails to accurately forecast such future demand, the Company may be unable to timely obtain an adequate supply of wafers necessary to manufacture the number of products required to satisfy the actual demand. There can be no assurance that the Company will continue to accurately forecast the future demand for its products and obtain sufficient foundry capacity in the future.

     C-Cube has from time-to-time experienced disruptions in supply, although none of those disruptions have to date materially adversely affected results. There can be no assurance that manufacturing or assembly problems will not occur in the future or that any such disruptions will not have a material adverse effect upon the Company's results of operations. Further, there can be no assurance that suppliers who have committed to provide product will do so, or that the Company will meet all conditions imposed by such suppliers. Failure to obtain an adequate supply of products on a timely basis would delay product delivery to C-Cube's customers, which would have a material adverse effect on the Company's business and results of operations. In addition, C-Cube's business could also be materially and adversely affected if the operations of any supplier are interrupted for a substantial period of time, or if the Company is required, as a result of capacity constraints in the semiconductor industry or otherwise, to increase the proportion of wafers or finished goods purchased from higher cost suppliers in order to obtain adequate product volumes.

     The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors.* Since the Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time, it may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. The failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or new products with higher gross margins, or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on C-Cube's gross margins.

     DiviCom's manufacturing strategy is focused on the rapid transition of products from engineering development to production. DiviCom makes extensive use of the services of electronic component suppliers, referred to as manufacturing distributors and subcontract assembly houses in order to minimize inventory risks, obtain competitive pricing and increase supply flexibility.

     DiviCom's manufacturing group establishes relationships with key supply and subcontract partners. Electronic component distributors are responsible for the procurement and "kitting" of components in preparation for contract assemble.

     Once a product or subsystem has demonstrated design stability, it is transitioned from the DiviCom engineering group to the contract partner for management and full turnkey assembly. The contract partner purchases components to DiviCom specifications, contracts with the assembly facility to perform product builds and ships the completed systems to DiviCom. DiviCom manages the final integration, system testing, reliability and quality assurance testing and configuration per customer requirements

COMPETITION

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

     In the market for consumer electronics semiconductors, principal competitors include ESS Technology, Inc., SGS-Thomson, Zoran, LSI Logic, Oak Technology, Winbond and UMC as well as several large, integrated Japanese and Korean consumer electronics companies, such as Sony, MEC, Toshiba, NEC and Samsung, which have their own semiconductor design and manufacturing capacity. In the computer segment of the consumer electronics market, principal C-Cube competitors include the increasingly powerful CPUs that are now available from, among others, Intel and Motorola, as well as hardware solutions from Zoran, LuxSonar and IBM. Graphics chip manufacturers such as ATI, S3 Incorporated and Trident Microsystems, Inc. are also potential competitors. In the market for communications decoders, C-Cube's principal competitors include SGS-Thomson, Philips, LSI Logic, Broadcom and VLSI Technologies.

     IBM is the principal competitor in the broadcast encoder market, while Sony is the principal competitor in the consumer encoder market. C-Cube expects that other companies will introduce competing encoder products in the future.* Although the timing of the production availability of such encoders is uncertain, their availability could have an adverse impact on C-Cube's encoder product revenues and margins. C-Cube may also face increased competition in the future from new entrants into its markets.* As the markets for C-Cube's products develop, competition from large semiconductor companies, such as ST-Microelectronics and Philips, and from vertically integrated companies such as Sony, MEC, Toshiba and NEC, may increase significantly.* If C-Cube can offer low-cost hardware solutions, then it may continue to compete with providers of software solutions such as National and AMD, and manufacturers of CPUs such as Intel and Motorola.* The ability of

C-Cube to compete successfully in the rapidly evolving markets for high-performance video compression technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price and the efficiency of production, the pace at which customers incorporate C-Cube's integrated circuits into their products or technologies, success of competitors' products and general economic conditions. There can be no assurance that C-Cube will be able to compete successfully in the future.

     A variety of other approaches to digital video compression have been introduced, including wavelets, fractal image compression, proprietary compression algorithms and software only solutions. Competitor companies are designing products around these and other alternative approaches. In addition, manufacturers of general-purpose microprocessors, such as Intel, and graphics chip manufacturers are positioning their products as offering digital video compression capability. There can be no assurance that system manufacturers will not use such processors for video compression applications. While MPEG has become the accepted standard, any of the alternative approaches, individually or collectively, could be adopted on a widespread basis in the emerging video compression market. If this were to happen, C-Cube's business and results of operations would be materially and adversely affected.

     In the video networking system business, DiviCom competes with vertically integrated system suppliers including General Instruments, Scientific Atlanta, NDS, SGS-Thomson and Philips, as well as more specialized suppliers including SkyStream and Imedia. C-Cube believes that its DiviCom subsidiary competes favorably based on its expertise and focus in the area of digital video network systems and its constituent components such as digital video compression, digital network and transmission technology. In addition, DiviCom possesses the practical knowledge and experience required to design, manufacture, integrate and support such systems in real-world deployments. Several of these competitors, including General Instruments, Scientific Atlanta and Philips have been established in the analog technology market for many years. Others such as Tadiran/Scopus and Tiernan have come into the market in recent years as the early stages of digital technology emerged.

INTELLECTUAL PROPERTY AND LICENSES

     The Company attempts to protect its technology through a combination of patents, copyrights, trade secret laws, confidentiality procedures and licensing arrangements. As of December 31, 1998, the Company has 42 issued United States patents and 63 U.S. patent applications pending and has filed certain corresponding applications in certain foreign jurisdictions. These patents expire at various times from 2010 to 2016. The Company intends to continue to seek patents on its technology where appropriate. Notwithstanding its patent position, the Company believes that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of its engineers and other personnel are the most important factors in determining the Company's future technological success.

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

     The Company receives from time-to-time notices of potential infringement of third-party rights and there can be no assurance that third parties will not assert claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to any third-party technology including third-party technology which is or may be embodied in standards. In the event of litigation to determine the validity of any third-party claims, such litigation could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial amounts in damages and to cease selling the infringing product unless and until the Company is able to develop non-infringing technology or to obtain licenses to the technology which was the subject of the litigation. There can be no assurance that the Company would be successful in such development or that such licenses would be available, and any such development or license could require expenditure of substantial time and other resources.

     In order to defray the cost of developing its products and to develop products with specifications meeting customer requirements, C-Cube has established development relationships with certain companies. Under these arrangements, these companies provided the Company with development funding and/or technical assistance, and participated with C-Cube in determining the specifications for the performance requirements of various products. As a result of these relationships, the Company believes it has been able to more rapidly introduce products meeting the demands of these as well as other customers for similar applications. In certain cases, as consideration for such development assistance, C-Cube has agreed to pay royalties to such customers and generally C-Cube retains ownership of such products.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 929 employees, 419 of whom are engaged in, or directly support, the Company's research and development, 240 of whom are in sales and marketing, 158 of whom are in operations and 112 of whom are in administration. C-Cube's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. C-Cube believes its employee relations are good.

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

ITEM 2. PROPERTIES

     C-Cube's principal facilities consist of approximately 303,000 square feet of space in six buildings located in Milpitas, California. This space is leased pursuant to five agreements that expire on various dates through April 14, 2005. The Company believes its existing facilities and other available facilities will be adequate to meet its requirements for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     From time-to-time the Company is party to certain litigation or legal claims. Management has reviewed all pending legal matters and believes that the resolution of such matters will not have a significant adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the names, ages and positions held with the Registrant of all executive officers of the Registrant as of March 1, 1999. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant. Executive officers serve at the discretion of the Board of Directors.

                    NAME                   AGE                         POSITION
                    ----                   ---                         --------
    Alexandre A. Balkanski, Ph.D. .......  38    President, Chief Executive Officer and Director
    Umesh Padval.........................  41    President, C-Cube Semiconductor
    Tom Lookabaugh, Ph.D. ...............  37    President, DiviCom
    Walt Walczykowski....................  48    Vice President of Finance and Chief Financial
                                                 Officer
    Fred Brown...........................  55    Senior Vice President of Worldwide Sales
    Richard Foreman......................  44    Vice President, Chief Information Officer and
                                                 Corporate Secretary

     Dr. Alexandre Balkanski co-founded the Company in July 1988 and has served as President and Chief Executive Officer since July 1995. He had previously served as the Company's Executive Vice President and Chief Operating Officer. Prior to joining C-Cube, Dr. Balkanski co-founded and served as President of Diamond Devices, a semiconductor company specializing in Digital Signal Processing (DSP). Dr. Balkanski was elected to the Board of Directors of the Company in April 1993. He serves as an outside director on the board of PMC-Sierra, Inc., a semiconductor company. Dr. Balkanski has a B.A. in physics from Harvard College, and an M.S. in physics and a Ph.D. in business economics from Harvard University.

     Mr. Padval joined C-Cube as President of C-Cube's Semiconductor division in October 1998. He has over 14 years of broad management experience in the semiconductor industry. His management experience includes business unit, marketing, sales and engineering positions at VLSI Technology and Advanced Micro Devices. Prior to joining C-Cube, Mr. Padval served as Senior Vice President and General Manager of the Consumer Digital Entertainment division at VLSI Technology, Inc. from May 1997 to October 1998. In this position he managed marketing, engineering, applications and operational aspects of the division which focused on providing solutions into global digital set-top box deployments. From August 1994 to May 1997, Mr. Padval served as Vice President and General Manager for VLSI's Computing Solutions division, which focused on the PC, workstation, mass storage and peripherals market. Before joining VLSI Technology, Mr. Padval worked for Advanced Micro Devices where he held variety of marketing and engineering positions. Mr. Padval holds a bachelor of technology from Indian Institute of Technology in Bombay, an M.S. degree from Pennsylvania State University and an M.S. degree from Stanford University.

     Dr. Lookabaugh joined DiviCom as its Vice President of Research and Business Development in June 1993 and was named Vice President of Marketing in February 1996. From March 1997 to December 1997, Dr. Lookabaugh served as Senior Vice President and General Manager. He was appointed President of DiviCom in December 1997. Prior to joining DiviCom, Dr. Lookabaugh served as Executive Director of Research and New Business Technology for Compression Labs, Inc., a digital video systems company, where he managed the development of an MPEG-1 decoder for video on demand. Dr. Lookabaugh has a Ph.D. in Electrical Engineering, an M.S. in Statistics, an M.S. in Engineering Management, and an M.S. in Electrical Engineering from Stanford University and a B.S. in Engineering Physics from the Colorado School of Mines.

     Mr. Walczykowski joined the Company as Corporate Controller in September 1995, bringing nineteen years of financial management experience. He was promoted to Vice President of Finance and Chief Financial Officer in July 1998. Prior to joining C-Cube, Mr. Walczykowski served from January 1989 to August 1995 as Corporate Controller for Zycad Corporation, a provider of technology and services to designers of integrated circuits and systems. Since starting his career at Arthur Young and Company in San Francisco, Mr. Walczykowski has held key positions at several Northern California high tech companies including Measurex, Dataproducts Corporation, Triad Systems and Friden Alcatel. Mr. Walczykowski holds a B.S. in Accounting from San Jose State University.

     Mr. Brown joined the Company in December of 1993 as Director of Asia Pacific Sales, and was named Vice President in November 1995. Mr. Brown was promoted to Vice President, Worldwide Sales in May 1998 and Senior Vice President in November 1998. Prior to joining C-Cube, he spent eleven years at LSI Logic, most recently as Vice President, Asia Pacific Sales located in Hong Kong. Mr. Brown holds a BSEE degree from Carnegie Institute of Technology (now Carnegie Mellon University).

     Mr. Foreman joined the Company in November 1994 as Director of Information Technology. In January 1996 he was appointed Vice President, Chief Information Officer and Corporate Secretary. During 1994, Mr. Foreman was Vice President of the Intouch Group and an information systems consultant to Sybase Corporation. From April 1983 to January 1994, Mr. Foreman held management positions at Cypress Semiconductor, including Corporate Controller and Director of Information Systems. Mr. Foreman holds a B.S., with honors, in Mechanical Engineering from Villanova University, an M.S. in Systems Engineering from the University of Pennsylvania and an M.B.A. from the Wharton Graduate School.

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

                                                                HIGH          LOW
                                                                ----          ---
1997:
  First Quarter.............................................    $39 1/4       $25 1/4
  Second Quarter............................................     28 13/16      17 3/8
  Third Quarter.............................................     34 1/2        17 21/32
  Fourth Quarter............................................     33 13/16      16 3/16
1998:
  First Quarter.............................................    $22 1/4       $17 5/8
  Second Quarter............................................     24 11/16      15 11/16
  Third Quarter.............................................     20 3/16       14 9/16
  Fourth Quarter............................................     29 13/16      15 1/4

     At March 1, 1999, the Company had 896 holders of record of its common stock and 38,927,375 shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company included herein. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                     ---------   ---------   ---------   ---------   --------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  Product..........................................  $351,797    $337,012    $319,758    $123,190    $42,026
  Development contracts............................        --          --          --       1,412      2,993
                                                     --------    --------    --------    --------    -------
         Total.....................................   351,797     337,012     319,758     124,602     45,019
                                                     --------    --------    --------    --------    -------
Costs and expenses:
  Cost of product revenues.........................   160,839     151,333     144,985      59,253     19,574
  Research and development.........................    74,031      64,204      44,177      14,342      9,774
  Selling, general and administrative..............    60,512      52,732      39,002      19,227     11,283
  Purchased in-process technology..................        --          --     131,349       3,800         --
                                                     --------    --------    --------    --------    -------
         Total.....................................   295,382     268,269     359,513      96,622     40,631
                                                     --------    --------    --------    --------    -------
Income (loss) from operations......................    56,415      68,743     (39,755)     27,980      4,388
Interest income (expense), net.....................     4,239      (1,757)        (28)      2,059        689
                                                     --------    --------    --------    --------    -------
Income (loss) before income taxes, minority
  interest and extraordinary item..................    60,654      66,986     (39,783)     30,039      5,077
Income tax expense.................................    18,196      22,895      32,944       4,933         69
                                                     --------    --------    --------    --------    -------
Income (loss) before minority interest and
  extraordinary item...............................    42,458      44,091     (72,727)     25,106      5,008
Minority interest in net income (loss) of
  subsidiary.......................................      (337)       (248)        318         211         --
                                                     --------    --------    --------    --------    -------
Income (loss) before extraordinary item............    42,795      44,339     (73,045)     24,895      5,008
Extraordinary gain on repurchase of convertible
  notes (net of tax)...............................     3,494          --          --          --         --
                                                     --------    --------    --------    --------    -------
Net income (loss)..................................  $ 46,289    $ 44,339    $(73,045)   $ 24,895    $ 5,008
                                                     ========    ========    ========    ========    =======
Basic earnings (loss) per share:(1)
  Income (loss) before extraordinary item..........  $   1.14    $   1.21    $  (2.15)   $   0.78    $  0.18
  Extraordinary item (net of tax)..................      0.09          --          --          --         --
                                                     --------    --------    --------    --------    -------
  Net income (loss)................................  $   1.24    $   1.21    $  (2.15)   $   0.78    $  0.18
                                                     ========    ========    ========    ========    =======
Diluted earnings (loss) per share:(1)
  Income (loss) before extraordinary item..........  $   1.11    $   1.15    $  (2.15)   $   0.74    $  0.16
  Extraordinary item (net of tax)..................      0.09          --          --          --         --
                                                     --------    --------    --------    --------    -------
  Net income (loss)................................  $   1.19    $   1.15    $  (2.15)   $   0.74    $  0.16
                                                     ========    ========    ========    ========    =======
Shares:(1)
  Basic............................................    37,382      36,497      33,928      31,819     28,248
                                                     ========    ========    ========    ========    =======
  Diluted..........................................    40,754      41,683      33,928      35,000     31,433
                                                     ========    ========    ========    ========    =======
PRODUCT GROSS MARGIN DATA:
Net product revenues...............................  $351,797    $337,012    $319,558    $123,190    $42,026
Cost of product revenues...........................   160,839     151,333     144,985      59,253     19,574
                                                     --------    --------    --------    --------    -------
Product gross margin...............................  $190,958    $185,679    $174,573    $ 63,937    $22,452
                                                     ========    ========    ========    ========    =======
Product gross margin percentage....................      54.3%       55.1%       54.6%       51.9%      53.4%
                                                     ========    ========    ========    ========    =======
BALANCE SHEET DATA:
Cash and short-term investments....................  $207,827    $166,350    $ 82,246    $144,089    $43,833
Working capital....................................   220,466     208,391     124,487     158,577     48,751
Total assets.......................................   343,171     304,108     279,515     203,526     67,862
Short-term debt and current portion of long-term
  obligations......................................       355         608      25,337       3,093      6,908
Long-term obligations, net of current portion......    23,557      87,462      87,700      88,010      2,081
Stockholders' equity...............................   243,375     175,415     118,572      87,535     53,488

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per share.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                         1998                                    1997
                                         -------------------------------------   -------------------------------------
                                         FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                         QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                         -------   -------   -------   -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)
Net revenues...........................  $95,800   $86,162   $82,518   $87,317   $90,065   $81,717   $71,098   $94,132
                                         -------   -------   -------   -------   -------   -------   -------   -------
Costs and expenses:
  Cost of product revenues.............  44,071    38,757    36,997    41,014    42,330    36,750    31,278     40,975
  Research and development.............  18,897    18,867    18,596    17,671    16,344    16,798    15,450     15,612
  Selling, general and
    administrative.....................  16,756    15,207    13,963    14,586    13,767    13,555    12,340     13,070
                                         -------   -------   -------   -------   -------   -------   -------   -------
        Total..........................  79,724    72,831    69,556    73,271    72,441    67,103    59,068     69,657
                                         -------   -------   -------   -------   -------   -------   -------   -------
Income from operations.................  16,076    13,331    12,962    14,046    17,624    14,614    12,030     24,475
Interest income (expense), net.........   1,692     1,636       638       273      (122)      (33)     (535)    (1,067)
                                         -------   -------   -------   -------   -------   -------   -------   -------
Income before income taxes, minority
  interest and extraordinary item......  17,768    14,967    13,600    14,319    17,502    14,581    11,495     23,408
Income tax expense.....................   5,327     4,490     4,083     4,296     6,030     4,958     3,949      7,958
                                         -------   -------   -------   -------   -------   -------   -------   -------
Income before minority interest and
  extraordinary item...................  12,441    10,477     9,517    10,023    11,472     9,623     7,546     15,450
Minority interest in net income (loss)
  of subsidiary........................      17      (185)      (28)     (141)     (125)      (40)     (138)        55
                                         -------   -------   -------   -------   -------   -------   -------   -------
Income before extraordinary item.......  12,424    10,662     9,545    10,164    11,597     9,663     7,684     15,395
Extraordinary gain on repurchase of
  convertible notes (net of tax).......      --     2,356     1,138        --        --        --        --         --
                                         -------   -------   -------   -------   -------   -------   -------   -------
Net income.............................  $12,424   $13,018   $10,683   $10,164   $11,597   $9,663    $7,684    $15,395
                                         =======   =======   =======   =======   =======   =======   =======   =======
Diluted earnings per share:(1)
  Income before extraordinary item.....  $ 0.31    $ 0.28    $ 0.25    $ 0.27    $ 0.30    $ 0.25    $ 0.21    $  0.40
  Extraordinary item (net of tax)......      --      0.06      0.03        --        --        --        --         --
                                         -------   -------   -------   -------   -------   -------   -------   -------
  Net income per share.................  $ 0.31    $ 0.34    $ 0.28    $ 0.27    $ 0.30    $ 0.25    $ 0.21    $  0.40
                                         =======   =======   =======   =======   =======   =======   =======   =======
Shares used in computation(1)..........  40,708    39,686    41,485    41,137    42,023    42,055    40,938     41,209
                                         =======   =======   =======   =======   =======   =======   =======   =======
Gross margin percentage................    54.0%     55.0%     55.2%     53.0%     53.0%     55.0%     56.0%      56.5%
                                         =======   =======   =======   =======   =======   =======   =======   =======

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the years ended December 31, 1998, 1997 and 1996:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
Net revenues................................................  100.0%  100.0%  100.0%
                                                              -----   -----   -----
Costs and expenses:
  Cost of product revenues..................................   45.7    44.9    45.3
  Research and development..................................   21.0    19.1    13.8
  Selling, general and administrative.......................   17.2    15.6    12.2
  Purchased in-process technology...........................     --      --    41.1
                                                              -----   -----   -----
          Total.............................................   84.0    79.6   112.4
                                                              -----   -----   -----
Income (loss) from operations...............................   16.0    20.4   (12.4)
Interest income (expense), net..............................    1.2    (0.5)     --
                                                              -----   -----   -----
Income (loss) before income taxes, minority interest and
  extraordinary item........................................   17.2    19.9   (12.4)
Income tax expense..........................................    5.2     6.8    10.3
                                                              -----   -----   -----
Income (loss) before minority interest and extraordinary
  item......................................................   12.1    13.1   (22.7)
Minority interest in net income (loss) of subsidiary........   (0.1)   (0.1)    0.1
                                                              -----   -----   -----
Income (loss) before extraordinary item.....................   12.2    13.2   (22.8)
Extraordinary gain on repurchase of convertible notes (net
  of tax)...................................................    1.0      --      --
                                                              -----   -----   -----
Net income (loss)...........................................   13.2%   13.2%  (22.8)%
                                                              =====   =====   =====

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

     The Company incurred acquisition-related charges of $133 million in the third quarter of 1996, which included the in-process technology write-off and bonuses paid to DiviCom employees.

     The acquisition of DiviCom was accounted for as a purchase and therefore DiviCom financial results from the date of acquisition, August 28, 1996, are included in C-Cube's consolidated financial results.

     NET REVENUES

     Net revenues increased 4% to $351.8 million in 1998 compared to $337.0 million in 1997. Revenue from the Company's family of encoder products increased due to growth in sales of communications products, which was led by DiviCom and increased sales of the Company's DVxpress and DVxpert families of codecs. Revenue from MPEG-2 decoder chips used primarily in digital set-top boxes and in DVD-ROMs on PCs increased from 1997 due to customers' adoption of the Company's AViA and ZiVA families of decoder chips and the wider acceptance of the DVD format. The Company also had sales from the introduction of its Chaoji VCD decoder. These increases were partially offset by a decrease in revenues from MPEG-1 decoder chips used in VideoCD players sold primarily in China, due to price reductions made in response to competitive pricing pressures, partially offset by an increase in unit volumes.

     In 1997, net revenues increased 5% to $337.0 million compared to $319.8 million in 1996. Revenue from the Company's family of encoder products increased primarily due to sales of encoder systems developed by DiviCom, which was acquired in the third quarter of 1996. See "Acquisitions." The Company also began volume shipments of its MPEG-2 DVD decoder chips used primarily in DVD-ROMs on PCs. Revenue from MPEG-1 decoder chips used in VideoCD players which are sold primarily in China, decreased from the prior year due to price reductions made in response to competition. The decreased prices for these products were partially offset by an increase in unit volumes.

     The sales returns allowance at December 31, 1998 was $13.1 million, up from $6.7 million at December 31, 1997. During 1998, additions to the sales returns allowance were $12.6 million and deductions were $6.2 million. The deductions to the allowance were primarily due to price protection credits given to distributors and other pricing adjustments. The allowance at December 31, 1998 is to cover price protection, pricing adjustments and stock rotation credits to distributors.

     The sales returns allowance at December 31, 1997 was $6.7 million, down from $11.5 million at December 31, 1996. During 1997, additions to the sales returns allowance were $3.3 million and deductions were $8.1 million. The deductions to the allowance were primarily due to price protection credits given to distributors in the first quarter of 1997 as the Company significantly reduced the selling prices of its MPEG-1 decoder chips in response to competitive pressures.

     During 1998, no individual customer accounted for 10% or more of net revenues. Sales to Sinorex, a distributor, accounted for 20% and 12% of the Company's net revenues during 1997 and 1996, respectively.

     International revenues accounted for 62%, 65% and 67% of net revenues in 1998, 1997 and 1996, respectively. International revenues were a significant portion of total revenues primarily due to volume shipments of the CL480, CL680 and CL8800 families of products in Asia for VideoCD and Chaoji VCD players in the consumer market. The Company sells products and supports customers internationally through subsidiaries in Hong Kong and Japan. The Company expects that international revenues will continue to represent a significant portion of net revenues.* C-Cube's international sales and manufacturing are subject to changes in foreign political and economic conditions and to other risks, including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. See "Item 1.
Business -- International Business Activities."

     GROSS MARGIN

     C-Cube's gross margin percentage decreased to 54.3% in 1998 from 55.1% in 1997. This decrease is due primarily to higher product transition costs and lower average selling prices partially offset by reduced product material costs and a shift in product mix to higher margin encoder products. The Company has been able to reduce product material costs through the negotiation of lower foundry wafer prices, the adoption of finer geometry fabrication processes and the redesign of products to reduce die size. C-Cube's gross margin percentage increased to 55.1% in 1997 from 54.6% in 1996. This improvement is due primarily to lower product transition costs, reduced product costs and a shift in product mix to higher margin encoder products.

     The markets into which C-Cube sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

     C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the

Company to design and introduce, in a timely manner, lower cost versions of existing products or new products with higher gross margins, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins.

     RESEARCH AND DEVELOPMENT EXPENSES

     In 1998, research and development expenses were $74.0 million or 21.0% of net revenues, compared to $64.2 million or 19.1% of net revenues in 1997. The increase in research and development expenses from the prior year is primarily related to an increase in employee-related costs associated with increases in product engineering staff, partially offset by decreases in start-up and non-recurring engineering costs. In 1997, research and development expenses were $64.2 million or 19.1% of net revenues, compared to $44.2 million or 13.8% of net revenues in 1996. The increase in absolute research and development expenses from the prior year primarily represents the inclusion of DiviCom's operations for a full year in 1997, compared to the 1996 period subsequent to the August 28, 1996 date of acquisition. The increase over 1996 was also due to additional employee-related costs associated with increased staffing, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels. The Company anticipates that absolute levels of research and development expenses will continue to increase in future periods.*

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $60.5 million or 17.2% of net revenues in 1998 compared to $52.7 million or 15.6% of net revenues for 1997. The increase in absolute dollars was primarily due to increased travel, staffing and related expenses partially offset by decreased commissions to distributors. Selling, general and administrative expenses increased to $52.7 million or 15.6% of net revenues in 1997 compared to $39.0 million or 12.2% of net revenues for 1996. The increase in spending was primarily due to the inclusion of DiviCom's operations for a full year in 1997, compared to the 1996 period subsequent to the August 28, 1996 date of acquisition. The increase over 1996 was also due to increased headcount and related expenses, increased travel costs and higher advertising costs. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.*

     OTHER INCOME (EXPENSE)

     Interest income and other increased to $8.5 million in 1998 compared to $4.3 million in 1997 primarily due to higher average balances of cash and investments in 1998 compared to 1997. Interest income and other decreased to $4.3 million in 1997 compared to $5.9 million in 1996 primarily due to lower average balances in cash and investments in 1997 compared to 1996. Interest expense and other decreased to $4.3 million in 1998 compared to $6.0 million in 1997 primarily due to lower average outstanding debt balances due to the repurchase of a significant portion of the Company's convertible subordinated notes. Interest expense and other remained consistent at $6.0 million in 1997 and 1996 and consisted primarily of interest paid on the $86.3 million principal of convertible subordinated notes issued in the fourth quarter of 1995.

     INCOME TAX EXPENSE

     The Company provided $18.2 million for income taxes in 1998 on income before taxes, minority interest and extraordinary items of $60.7 million, for an effective tax rate of 30%. In 1997, the Company provided $22.9 million on income before taxes and minority interest of $67.0 million, for an effective tax rate of 34%. In 1996, the Company provided $32.9 million on a loss before income taxes and minority interest of $39.8 million, as the write-off of purchased in-process technology in 1996 was not tax deductible. The effective tax rate in 1996 was 36% excluding the 1996 purchased in-process technology charge. The effective tax rates for 1998, 1997 and 1996 are less than the combined federal and state statutory rate primarily due to tax credits and lower foreign taxes.

     EXTRAORDINARY ITEM

     During 1998, the Company repurchased $63.5 million of the face value of the Company's 5.875% subordinated convertible notes due in 2005 at 88.4% of the principal amount with accrued interest to the date of repurchase. Upon repurchase of the notes, the Company recognized extraordinary gains of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, supply constraints for other components incorporated into its customers' products, fluctuations in the Japanese yen and Great Britain pound to U.S. dollar exchange rates, and the level of expenditures in manufacturing, research and development and sales, general and administrative functions.*

     In addition, C-Cube's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics market, which has been extremely volatile in the past, and the satellite broadcast and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. The Company has devoted a substantial portion of its research and development efforts in recent quarters to developing chips used in DVD systems. The Company's DVD products are subject to the new product risks described in the preceding paragraph, including in particular C-Cube's ability to timely introduce these products and the market's acceptance of them, which could have a materially adverse affect on its operating results. Furthermore, to the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has generally shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

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

     YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. C-Cube has initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. C-Cube is replacing or upgrading systems, equipment and facilities that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, management believes the cost of upgrade or remediation will not exceed $500,000, which is not expected to be material to the Company's operating results.* If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

     Information Systems. A review of the Company's information systems has been completed and the Company has initiated the work necessary for the existing systems to become Year 2000 compliant. Testing of all information systems will be conducted throughout 1999. The Company is also actively reviewing its hardware and systems infrastructure, such as networks, in order to ensure that they are Year 2000 compliant. Based on the current status of the assessments and remediation plans made to date, and as the costs incurred to date have not been material, the Company does not expect total Year 2000 related costs pertaining to its information systems and hardware and systems infrastructure to be material.*

     Products. The Company has assessed the capabilities of its products sold to customers and has not identified any problems related to Year 2000 compliance. The Company is in the process of identifying and assessing the risks related to integrated systems that include third party products sold by its DiviCom subsidiary. The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, C-Cube may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation against the Company regarding Year 2000 compliance issues may occur in the future. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

     Operations and Infrastructure. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and are currently being assessed for Year 2000 compliance. The assessment to date has not uncovered any material issues.

     Suppliers. C-Cube is in the process of contacting its critical suppliers to determine whether their operations, products and services are Year 2000 compliant. Where practicable, C-Cube will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have a material impact on the Company's results of operations or financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased to $207.8 million at December 31, 1998 from the $166.4 million at the end of 1997. Working capital increased to $220.5 million at December 31, 1998 from $208.4 million at the end of 1997.

     The Company's operating activities generated cash of $98.3 million in 1998, compared to $88.6 million in 1997 reflecting increased income taxes payable, accounts payable and accrued liabilities balances and decreased accounts receivable balances.

     C-Cube's investing activities, exclusive of the sales and maturities and purchases of short-term investments of $69.7 million and $147.3 million, respectively, used cash of $19.8 million, primarily for capital expenditures.

     Cash used in financing activities was $37.5 million, primarily from $56.1 million used to repurchase a portion of the Company's convertible subordinated notes, partially offset by sales of stock pursuant to employee stock plans of $20.1 million.

     At December 31, 1998, the Company had an available bank line of credit of $30.0 million which expires May 1, 1999. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (7.75% at December 31, 1998). The line of credit agreement requires the Company, among other things, to maintain a minimum tangible net worth, annual net income (no quarterly loss exceeding $3.0 million) and certain financial ratios. In addition, the bank agreement prohibits the payment of cash dividends. At December 31, 1998, the Company was in compliance with these covenants, and there were no borrowings under this line.

     In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49.0 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. TSMC will apply the June 1996 prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At December 31, 1998, $5.6 million of the remaining $18.2 million production capacity rights is included in other current assets. In January 1999, the Company signed a second amendment to its agreement with TSMC which will result in a refund to the Company of $11.7 million from the remaining $18.2 million balance in production capacity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. The market value of this portfolio was $99.6 million at December 31, 1998. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from current levels at December 31, 1998, the fair value of the portfolio would decline by $0.4 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.* The Company does not hedge any interest rate exposures.

     The Company has fixed rate long-term debt of approximately $22.8 million, and a hypothetical 10% decrease in current interest rates from levels at December 31, 1998 would not have a material impact on the fair market value of this debt.

     Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts and foreign currency options to hedge certain economic exposures, balance sheet exposures and intercompany balances against future movements in the dollar/yen and dollar/pound exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation of the U.S. dollar from December 31, 1998 market rates would increase the unrealized value of the Company's forward contracts by $0.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 1998 market rates would decrease the unrealized value of the Company's forward contracts by $0.3 million. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not be expected to have a material impact on future net income or cash flows.

     All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at December 31, 1998. Actual results may differ materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Financial Statements:
  Independent Auditors' Report..............................   32
  Consolidated Balance Sheets at December 31, 1998 and
     1997...................................................   33
  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.......................   34
  Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1998, 1997 and 1996...   35
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996.......................   36
  Notes to Consolidated Financial Statements................   37
Financial Statement Schedule:
  Independent Auditors' Report..............................   57
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves...............................................   58

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

     We have audited the accompanying consolidated balance sheets of C-Cube Microsystems Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C-Cube Microsystems Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

San Jose, California
January 21, 1999

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Current assets:
  Cash and equivalents......................................    $108,224       $145,034
  Short-term investments....................................      99,603         21,316
  Accounts receivable, net of allowances: 1998 -- $17,034,
     1997 -- $10,175........................................      36,980         40,606
  Inventories...............................................      16,073         15,270
  Deferred income taxes.....................................      11,170         11,496
  Other current assets......................................      19,977         14,666
                                                                --------       --------
          Total current assets..............................     292,027        248,388
Property and equipment -- net...............................      29,622         23,561
Production capacity rights..................................      12,600         18,200
Distribution rights -- net..................................       1,483          1,648
Purchased technology -- net.................................       5,921          9,408
Other assets................................................       1,518          2,903
                                                                --------       --------
          Total.............................................    $343,171       $304,108
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 19,942       $  9,221
  Accrued compensation and benefits.........................      12,379          9,639
  Other accrued liabilities.................................      16,628         14,167
  Income taxes payable......................................      15,551          2,467
  Deferred contract revenue.................................       6,706          3,895
  Current portion of long-term obligations..................         355            608
                                                                --------       --------
          Total current liabilities.........................      71,561         39,997
Long-term obligations.......................................      23,557         87,462
Deferred income taxes.......................................       4,650            869
                                                                --------       --------
          Total liabilities.................................      99,768        128,328
                                                                --------       --------
Minority interest in subsidiary.............................          28            365
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000 shares
     authorized.............................................          --             --
  Common stock, $0.001 par value, 150,000 shares authorized;
     shares outstanding: 1998 -- 38,261, 1997 -- 36,787.....     225,265        203,728
  Accumulated other comprehensive loss......................      (1,852)        (1,986)
  Retained earnings (deficit)...............................      19,962        (26,327)
                                                                --------       --------
          Total stockholders' equity........................     243,375        175,415
                                                                --------       --------
          Total.............................................    $343,171       $304,108
                                                                ========       ========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Net revenues................................................  $351,797   $337,012   $319,758
                                                              --------   --------   --------
Costs and expenses:
  Cost of product revenues..................................   160,839    151,333    144,985
  Research and development..................................    74,031     64,204     44,177
  Selling, general and administrative.......................    60,512     52,732     39,002
  Purchased in-process technology...........................        --         --    131,349
                                                              --------   --------   --------
          Total.............................................   295,382    268,269    359,513
                                                              --------   --------   --------
Income (loss) from operations...............................    56,415     68,743    (39,755)
Other income (expense):
  Interest income and other.................................     8,511      4,291      5,934
  Interest expense and other................................    (4,272)    (6,048)    (5,962)
                                                              --------   --------   --------
          Total.............................................     4,239     (1,757)       (28)
                                                              --------   --------   --------
Income (loss) before income taxes, minority interest and
  extraordinary item........................................    60,654     66,986    (39,783)
Income tax expense..........................................    18,196     22,895     32,944
                                                              --------   --------   --------
Income (loss) before minority interest and extraordinary
  item......................................................    42,458     44,091    (72,727)
Minority interest in net income (loss) of subsidiary........      (337)      (248)       318
                                                              --------   --------   --------
Income (loss) before extraordinary item.....................    42,795     44,339    (73,045)
Extraordinary gain on repurchase of convertible notes (net
  of tax)...................................................     3,494         --         --
                                                              --------   --------   --------
Net income (loss)...........................................  $ 46,289   $ 44,339   $(73,045)
                                                              ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) before extraordinary item...................  $   1.14   $   1.21   $  (2.15)
  Extraordinary item (net of tax)...........................  $   0.09   $     --   $     --
                                                              --------   --------   --------
  Net income (loss).........................................  $   1.24   $   1.21   $  (2.15)
                                                              ========   ========   ========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary item...................  $   1.11   $   1.15   $  (2.15)
  Extraordinary item (net of tax)...........................  $   0.09   $     --   $     --
                                                              --------   --------   --------
  Net income (loss).........................................  $   1.19   $   1.15   $  (2.15)
                                                              ========   ========   ========
Shares:
  Basic.....................................................    37,382     36,497     33,928
                                                              ========   ========   ========
  Diluted...................................................    40,754     41,683     33,928
                                                              ========   ========   ========

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                             NOTES        ACCUMULATED
                                         COMMON STOCK        DEFERRED      RECEIVABLE        OTHER       RETAINED        TOTAL
                                       -----------------      STOCK           FROM       COMPREHENSIVE   EARNINGS    STOCKHOLDERS'
                                       SHARES    AMOUNT    COMPENSATION   STOCKHOLDERS       LOSS        (DEFICIT)      EQUITY
                                       ------   --------   ------------   ------------   -------------   ---------   -------------
BALANCES, JANUARY 1, 1996............  32,363   $ 87,124      $(635)         $(459)         $  (874)     $  2,379      $ 87,535
Net loss.............................                                                                     (73,045)      (73,045)
Accumulated translation
  adjustments........................                                                          (378)                       (378)
Unrealized gain on investments.......                                                             1                           1
Comprehensive loss...................
Common stock issued under stock
  plans..............................   1,359      7,302                                                                  7,302
Common stock issued and stock options
  assumed in connection with business
  acquisition........................   2,291     76,580                                                                 76,580
Tax benefit from employee stock
  transactions.......................             20,038                                                                 20,038
Amortization of deferred stock
  compensation.......................                           385                                                         385
Collection of notes receivable from
  stockholders.......................                                          154                                          154
                                       ------   --------      -----          -----          -------      --------      --------
BALANCES, DECEMBER 31, 1996..........  36,013    191,044       (250)          (305)          (1,251)      (70,666)      118,572
Net income...........................                                                                      44,339        44,339
Accumulated translation
  adjustments........................                                                          (731)                       (731)
Unrealized loss on investments.......                                                            (4)                         (4)
Comprehensive income.................
Common stock issued under stock
  plans..............................     774      9,111                                                                  9,111
Tax benefit from employee stock
  transactions.......................              3,573                                                                  3,573
Amortization of deferred stock
  compensation.......................                           250                                                         250
Collection of notes receivable from
  stockholders.......................                                          305                                          305
                                       ------   --------      -----          -----          -------      --------      --------
BALANCES, DECEMBER 31, 1997..........  36,787    203,728         --             --           (1,986)      (26,327)      175,415
Net income...........................                                                                      46,289        46,289
Accumulated translation
  adjustments........................                                                            41                          41
Unrealized gain on investments.......                                                            93                          93
Comprehensive income.................
Common stock issued under stock
  plans..............................   1,474     20,111                                                                 20,111
Tax benefit from employee stock
  transactions.......................              1,426                                                                  1,426
                                       ------   --------      -----          -----          -------      --------      --------
BALANCES, DECEMBER 31, 1998..........  38,261   $225,265      $  --          $  --          $(1,852)     $ 19,962      $243,375
                                       ======   ========      =====          =====          =======      ========      ========

                                           TOTAL
                                       COMPREHENSIVE
                                          INCOME
                                          (LOSS)
                                       -------------
BALANCES, JANUARY 1, 1996............
Net loss.............................    $(73,045)
Accumulated translation
  adjustments........................        (378)
Unrealized gain on investments.......           1
                                         --------
Comprehensive loss...................    $(73,422)
                                         ========
Common stock issued under stock
  plans..............................
Common stock issued and stock options
  assumed in connection with business
  acquisition........................
Tax benefit from employee stock
  transactions.......................
Amortization of deferred stock
  compensation.......................
Collection of notes receivable from
  stockholders.......................
                                         --------
BALANCES, DECEMBER 31, 1996..........
Net income...........................    $ 44,339
Accumulated translation
  adjustments........................        (731)
Unrealized loss on investments.......          (4)
                                         --------
Comprehensive income.................    $ 43,604
                                         ========
Common stock issued under stock
  plans..............................
Tax benefit from employee stock
  transactions.......................
Amortization of deferred stock
  compensation.......................
Collection of notes receivable from
  stockholders.......................
                                         --------
BALANCES, DECEMBER 31, 1997..........
Net income...........................    $ 46,289
Accumulated translation
  adjustments........................          41
Unrealized gain on investments.......          93
                                         --------
Comprehensive income.................    $ 46,423
                                         ========
Common stock issued under stock
  plans..............................
Tax benefit from employee stock
  transactions.......................
BALANCES, DECEMBER 31, 1998..........

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  46,289   $ 44,339   $(73,045)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary gain on repurchase of convertible
       notes................................................     (3,494)        --         --
     Minority interest in subsidiary........................       (337)      (248)       318
     Depreciation and amortization..........................     22,577     17,396      7,728
     Deferred income taxes..................................      4,107      3,356     (9,007)
     Purchased in-process technology........................         --         --    131,349
     Changes in assets and liabilities:
       Receivables..........................................      4,138       (146)      (890)
       Inventories..........................................       (490)    12,712     (6,751)
       Production capacity rights...........................         --         --    (24,500)
       Prepaids and other assets............................     (4,457)    10,956       (455)
       Accounts payable.....................................     10,153     (8,993)    (6,685)
       Income taxes payable.................................     10,680      2,147     (9,789)
       Deferred contract revenue............................      2,811     (2,815)     6,710
       Accrued liabilities..................................      6,352      9,926        238
                                                              ---------   --------   --------
  Net cash provided by operating activities.................     98,329     88,630     15,221
                                                              ---------   --------   --------
Cash flows from investing activities:
  Sales and maturities of short-term investments............     69,736     14,850     54,701
  Purchases of short-term investments.......................   (147,322)   (29,956)   (49,297)
  Capital expenditures......................................    (20,037)   (13,572)   (17,141)
  Acquisition of business (net of $8.4 million cash acquired
     in 1996)...............................................         --         --    (58,568)
  Other assets..............................................        207        368       (126)
                                                              ---------   --------   --------
  Net cash used in investing activities.....................    (97,416)   (28,310)   (70,431)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Bank borrowings...........................................     39,541         --         --
  Repayment of bank borrowings..............................    (39,541)        --         --
  Notes payable -- net......................................         --         --     (8,836)
  Payment of purchase consideration.........................     (1,125)        --         --
  Payments of capital lease obligations.....................       (369)      (467)      (626)
  Repurchase of convertible subordinated notes..............    (56,099)        --         --
  Sale of common stock, net of notes receivable.............     20,111      9,111      7,302
  Collection of stockholder notes receivable................         --        305        154
                                                              ---------   --------   --------
  Net cash provided by (used in) financing activities.......    (37,482)     8,949     (2,006)
                                                              ---------   --------   --------
Exchange rate impact on cash and equivalents................       (241)      (476)        43
                                                              ---------   --------   --------
Net increase (decrease) in cash and equivalents.............    (36,810)    68,793    (57,173)
Cash and equivalents, beginning of period...................    145,034     76,241    133,414
                                                              ---------   --------   --------
Cash and equivalents, end of period.........................  $ 108,224   $145,034   $ 76,241
                                                              =========   ========   ========
Supplemental schedule of noncash investing and financing
  activities:
  Unrealized gain (loss) on investments.....................  $      93   $     (4)  $      1
  Purchase of production capacity rights for note payable...         --         --    (24,500)
  Forgiveness of note payable for production capacity
     rights.................................................         --     24,500         --
  Equipment acquired under lease............................        861         --         --
Supplemental disclosure of cash flow information --
  Cash paid during the period for:
     Interest...............................................  $   4,410   $  5,609   $  5,852
     Income taxes...........................................      1,092     11,473     38,127

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     C-Cube Microsystems Inc. (the "Company" or "C-Cube") was founded in July 1988. The Company operates in two segments as a leading provider of both digital video semiconductor solutions which implement international standards for digital video, including MPEG-1 and MPEG-2, and digital video networks for broadcast communications applications.

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

     Management determines the classification of debt and equity securities at the time of purchase and reevaluates the classification at each balance sheet date. Short-term investments are classified as available-for-sale when the Company generally has the ability and intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity to implement management strategies. Securities available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. All available-for-sale securities are classified as current assets.

     INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis).

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of three years. Equipment under capital lease and leasehold improvements are amortized over the shorter of their estimated useful lives, generally three years, or the lease term.

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

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Revenue from systems contracts is recognized based on milestones which approximate the percentage of completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments include cash equivalents, short-term investments, a promissory note and convertible subordinated notes. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. Fair value of convertible subordinated notes is determined using market information and valuation methodologies considered to be appropriate. The estimated fair value of the Company's convertible subordinated notes was $38 million and $70 million at December 31, 1998 and 1997, respectively. The estimated fair value of all other financial instruments at December 31, 1998 and 1997 was not materially different from the values presented in the consolidated balance sheets.

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

     The Company is subject to credit risks related to sales made into Asia, where an economic crisis, which resulted in several countries sharply devaluing their currencies in 1998, is reducing the cash flows and the access to credit of some of the Company's major customers. Approximately 49% of the Company's sales in 1998 were into Asia. The Company is requiring letters of credit for substantially all of its sales into Asia, except for those made into Japan and Taiwan. Nevertheless, banks have failed in some of these countries in recent months, and it is possible that there will be more such failures before the crisis is settled. Bank failures

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

could cause the letters of credit upon which the Company is relying on not to be paid or to be paid much later than is called for in the contract. To reduce this risk, the Company is requiring its customers in Asia to obtain letters of credit from only the largest banks in the customer's country, or in the case of China, the largest banks in Hong Kong and China. However, there can be no assurance that the largest banks in these countries will not fail, causing defaults against letters of credit.

     PRODUCT AND GEOGRAPHIC RISKS

     Sales of the Company's VideoCD and Chaoji VCD decoder products represent a significant percentage of the Company's total net revenues. Declines in demand for these products, whether as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business and results of operations.

     The Asian consumer electronics markets accounted for approximately 49%, 55% and 62% of total Company sales in 1998, 1997 and 1996, respectively. The economic crisis in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are incorporated. Most of the Company's sales in Asia were of decoder chips, which are used in VideoCD players. There can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company requires prior to shipment.

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

     FORWARD EXCHANGE CONTRACTS

     In the normal course of business, the Company has exposure to foreign currency fluctuations arising from foreign currency purchases and intercompany sales, among other things. The Company enters into forward exchange contracts to neutralize the impact of foreign currency fluctuations on assets and liabilities. All foreign exchange contracts are designated as and effective as hedges. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. The costs of entering into such contracts are not material to the Company's financial results. The fair value of exchange contracts is determined by obtaining quoted market prices of comparable contracts at the balance sheet date, adjusted by interpolation where necessary for maturity differences.

     At December 31, 1998, the Company had $0.6 million of outstanding foreign exchange contracts to buy Japanese yen and $1.6 million of outstanding foreign exchange contracts to sell Japanese yen. The net carrying value of contracts at December 31, 1998 was $1.0 million and estimated fair value of these contracts was $1.0 million. These contracts mature through March 1999. Also, at December 31, 1998, the Company had $4.2 million of outstanding foreign exchange contracts to sell British pounds. The estimated fair value of these contracts was $4.2 million. These contracts mature through February 1999. Unrealized losses on forward exchange contracts at December 31, 1998 were not material. The Company's risk in these contracts is the cost of replacing, at current market rates, these contracts in the event of default by the other party. These contracts are executed with credit worthy financial institutions and are denominated in the currency of major industrial nations.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     At December 31, 1997, the Company had $13.4 million of outstanding foreign exchange contracts to buy Japanese yen and $1.3 million of outstanding foreign exchange contracts to sell Japanese yen, maturing through April 1998. The net carrying value of contracts at December 31, 1997 was $12.1 million and estimated fair value of these contracts was $11.7 million. Unrealized losses on forward exchange contracts at December 31, 1997 were $0.4 million. Prior to 1997, the Company held no foreign exchange contracts.

     AMORTIZATION OF INTANGIBLES

     The Company amortizes distribution rights over 15 years and other intangible assets over 5 years. The Company evaluates the recoverability of intangibles and other long-lived assets on a regular basis based on estimated future undiscounted cash flows.

     During 1995, the Company and Kubota Corporation contributed additional equity to C-Cube Japan and the Company recorded a $768,000 adjustment to paid-in capital to reflect subsidiary losses previously recognized.

     EARNINGS (LOSS) PER SHARE

     Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2000, with early adoption permitted.

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

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

purchase price was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed as follows (in thousands):

Fair value of tangible assets acquired (including cash of
  $8,448)...................................................  $ 53,741
Purchased technology........................................    14,159
In-process technology.......................................   131,349
Liabilities assumed (including deferred tax liabilities of
  $5,239)...................................................   (55,653)
                                                              --------
Purchase consideration......................................  $143,596
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

     Excluding the one-time charge of $133 million, intercompany sales and cost of sales, and including amortization of purchased technology, pro forma revenue, net income and diluted earnings per share would be $354 million, $49 million and $1.27, respectively for the year ended December 31, 1996, assuming DiviCom had been acquired at the beginning of the period. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented or of future operations of the combined companies.

NOTE 3. PRODUCTION CAPACITY RIGHTS

     In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. TSMC will apply the June 1996 prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received. At December 31, 1998, $5.6 million of the remaining $18.2 million production capacity rights is included in other current assets. In January 1999, the Company signed a second amendment to its agreement with TSMC which will result in a refund to the Company of $11.7 million from the remaining $18.2 million balance in prepaid capacity.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 4. SHORT-TERM INVESTMENTS

     Short-term investments include the following available-for-sale securities as of December 31, 1998 and 1997:

                                                                       UNREALIZED   UNREALIZED
                                                 AMORTIZED   MARKET     HOLDING      HOLDING
                                                   COST       VALUE      GAINS        LOSSES
                                                 ---------   -------   ----------   ----------
                                                                (IN THOUSANDS)
1998:
  Commercial paper.............................   $40,554    $40,550      $ 20         $(24)
  Municipal bonds..............................    32,856     32,929        88          (15)
  U.S. government agencies.....................    26,117     26,124         7           --
                                                  -------    -------      ----         ----
          Total short-term investments.........   $99,527    $99,603      $115         $(39)
                                                  =======    =======      ====         ====
1997:
  Commercial paper.............................   $21,333    $21,316      $ --         $(17)
                                                  =======    =======      ====         ====

     The Company's holdings of commercial paper and U.S. government agencies mature within one year. Holdings of municipal bonds maturing within one year have a market value of $10.7 million, and maturing in one to five years have a market value of $22.3 million.

     The Company realized net gains of $80,000 on the sale of investments in 1998, and no gains or losses on the sale of investments in 1997 or 1996.

NOTE 5. INVENTORIES

     Inventories consist of:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Finished goods..............................................  $ 3,566    $ 9,158
Work-in-process.............................................    6,281      3,852
Raw materials...............................................    6,226      2,260
                                                              -------    -------
          Total.............................................  $16,073    $15,270
                                                              =======    =======

NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Equipment under capital lease...............................  $  2,108   $  2,834
Machinery and equipment -- principally computers............    52,355     44,307
Furniture and fixtures......................................     4,542      3,559
Leasehold improvements......................................     5,529      4,727
                                                              --------   --------
          Total.............................................    64,534     55,427
Accumulated depreciation and amortization...................   (34,912)   (31,866)
                                                              --------   --------
Property and equipment -- net...............................  $ 29,622   $ 23,561
                                                              ========   ========

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7. LINE OF CREDIT AND NOTES PAYABLE TO BANKS

     At December 31, 1998, the Company had an available bank line of credit of $30,000,000 which expires May 1, 1999. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (7.75% at December 31, 1998). The line of credit agreement requires the Company, among other things, to maintain a minimum tangible net worth, annual net income (no quarterly loss exceeding $3,000,000) and certain financial ratios. In addition, the bank agreement prohibits the payment of cash dividends. At December 31, 1998, the Company was in compliance with these covenants, and there were no outstanding balances under this line.

NOTE 8. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Convertible notes (see below)...............................  $22,790   $86,250
Purchase consideration (see below)..........................       --     1,125
Capital lease obligations (see Note 9)......................      717       225
Other long-term obligations.................................      405       470
                                                              -------   -------
                                                               23,912    88,070
Current portion.............................................     (355)     (608)
                                                              -------   -------
Long-term portion...........................................  $23,557   $87,462
                                                              =======   =======

     In November 1995, the Company completed a public debt offering of $86.3 million of convertible subordinated notes. The notes mature in 2005. Interest is payable semi-annually at 5.875% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $30.70 per share, subject to adjustment. Beginning in November 1997, the notes are redeemable at the option of the Company at an initial redemption price of 104.7% of the principal amount.

     During 1998, the Company repurchased $63.5 million of the face value of the notes at 88.4% of the principal amount, with accrued interest to the date of repurchase. Upon repurchase of the notes, the Company recognized extraordinary gains of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million. The Company has reserved 742,345 shares of common stock for conversion of the notes outstanding at December 31, 1998. Total offering costs of $793,000 are included in other assets and are amortized on a straight-line basis as an adjustment to interest expense over the remaining term of the notes.

     On November 1995, the Company acquired all of the outstanding capital stock of Media Computer Technologies, Inc. (MCT), and withheld $1.1 million of the purchase price for indemnification against unknown claims, which was included in long-term obligations at December 31, 1997. In 1998, the Company released the purchase consideration to MCT shareholders and option holders, as specified under the merger agreement.

NOTE 9. LEASE COMMITMENTS

     Equipment with a cost and accumulated depreciation of $2,108,000 and $1,391,000, respectively, at December 31, 1998 (cost of $2,834,000 fully depreciated at December 31, 1997) has been leased under capital leases. In addition, the Company rents office and research facilities under operating lease agreements which expire through April 2005.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Future minimum annual operating and capital lease commitments at December 31, 1998 are as follows:

                                                              OPERATING   CAPITAL
                                                              ---------   -------
                                                                (IN THOUSANDS)
1999........................................................   $ 4,425     $304
2000........................................................     3,297      304
2001........................................................     1,436      152
2002........................................................     1,329       --
2003........................................................     1,338       --
Thereafter..................................................     1,037       --
                                                               -------     ----
Total minimum lease payments................................   $12,862      760
                                                               =======
Amount representing interest................................                (43)
                                                                           ----
Present value of minimum lease payments.....................                717
Current portion.............................................               (278)
                                                                           ----
Long-term portion...........................................               $439
                                                                           ====

     Rent expense for operating leases was approximately $3,586,000, $3,385,000 and $2,048,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 10. STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The number of shares of preferred stock authorized to be issued is 5,000,000 with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1998, no shares of preferred stock had been issued.

     COMMON STOCK

     The Company has authorized 38,626,670 shares of its common stock for issuance to founders, employees and others as designated by the Board of Directors through the Company's stock option plans or through stock purchase agreements. Notes receivable from stockholders were collected in 1997.

     EMPLOYEE STOCK OPTION PLANS

     The Company's stock option plans (the "Plans") authorize the issuance of 35,777,670 shares of common stock (included in the 38,626,670 authorized shares discussed above) for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors, contractors and consultants. Under the Plans, options are generally granted at fair value at the date of grant. Such options become exercisable over periods of one to five years and expire up to 10 years from the grant date.

     Upon the acquisition of DiviCom in August 1996, 268,285 outstanding options under DiviCom's Stock Option Plan at an average exercise price of $7.75 were assumed by C-Cube. These options retained their original terms.

     The Company repriced 6,429,078 options to $19.94, the market price on July 14, 1997, and 3,532,716 options to $38.13, the market price on September 11, 1996. The repriced shares are treated as canceled and regranted; however, the vesting terms on the 1997 regrants were extended six months. The 1996 regrants retained their original vesting terms.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Option activity under the Plans was as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding, January 1, 1996 (1,316,523 exercisable at a
  weighted average price of $4.16)..........................   6,013,818      $ 12.20
Granted (weighted average fair value of $17.87).............   8,076,424        40.57
Exercised...................................................  (1,189,523)       (4.56)
Canceled....................................................  (3,899,002)      (44.38)
                                                              ----------
Outstanding, December 31, 1996 (2,301,108 exercisable at a
  weighted average price of $9.36)..........................   9,001,717        24.63
Granted (weighted average fair value of $13.02).............  11,025,405        21.38
Exercised...................................................    (570,164)       (8.47)
Canceled....................................................  (7,542,412)      (31.90)
                                                              ----------
Outstanding, December 31, 1997 (3,699,655 exercisable at a
  weighted average price of $12.93).........................  11,914,546        17.80
Granted (weighted average fair value of $11.82).............   5,416,528        18.60
Exercised...................................................  (1,250,803)      (13.14)
Canceled....................................................  (1,861,978)      (19.95)
                                                              ----------
Outstanding, December 31, 1998..............................  14,218,293      $ 18.23
                                                              ==========

     Additional information regarding options outstanding as of December 31, 1998 is as follows:

                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  -------------------------------------------   ----------------------------
                                  WEIGHTED
                                  AVERAGE
                                 REMAINING        WEIGHTED                       WEIGHTED
   RANGE OF         NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ------------   --------------   -----------   --------------
$ 0.14 - $ 1.50      314,225        3.98           $ 0.54          314,225        $ 0.54
  2.87 -  14.75    2,221,839        6.90             9.69        1,612,265          8.17
 14.81 -  19.50    4,819,212        9.12            17.93          701,221         17.70
 19.56 -  19.94    5,012,486        7.73            19.93        1,935,004         19.94
 20.06 -  63.00    1,850,531        8.76            27.68          419,932         32.33
---------------   ----------        ----           ------        ---------        ------
$ 0.14 - $63.00   14,218,293        8.12           $18.23        4,982,647        $15.64
===============   ==========        ====           ======        =========        ======

     At December 31, 1998, 871,511 shares were available for future grants.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10% of their compensation (as defined in the plan) to purchase common stock at a price equal to 85% of the lower of the fair market values as of the beginning or the end of the offering period. There are 1,580,000 shares authorized under this plan. Stock issued under the plan was 223,000, 211,000 and 171,000 shares in 1998, 1997 and 1996 at weighted average prices of $15.52, $20.52 and $11.07, respectively. The weighted average fair value of the 1998, 1997 and 1996 awards was $7.06, $9.46 and $10.39, respectively. At December 31, 1998, 800,300 shares of common stock were available for issuance under this plan.

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

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.60 in 1998, 5.50 years in 1997 and 6.25 years in 1996; stock volatility, 68% in 1998, 63% in 1997 and 66% in 1996; risk free interest rates, 5.2% in 1998, 6.1% in 1997 and 6.1% in 1996; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $15.2 million ($0.52 per share) in 1998, $18.0 million ($0.54 per share) in 1997 and net loss would have been $85.6 million ($2.52 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options. Per share amounts above represent diluted earnings per share under SFAS 128 (see Note 1).

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

NOTE 11. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                               QUARTER ENDED                YEAR ENDED
                                                            -------------------   ------------------------------
                                                            DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,   DEC. 31,
                                                              1998       1997       1998       1997       1996
                                                            --------   --------   --------   --------   --------
Numerator:
  Net income (loss) before extraordinary item.............  $12,424    $11,597    $42,795    $44,339    $(73,045)
  Extraordinary item......................................       --         --      3,494         --          --
                                                            -------    -------    -------    -------    --------
  Numerator for basic earnings (loss) per share...........   12,424    $11,597     46,289     44,339     (73,045)
  Addback interest expense after tax related to
    convertible shares....................................      211        883      2,242      3,532          --
                                                            -------    -------    -------    -------    --------
  Numerator for diluted earnings (loss) per share.........  $12,635    $12,480    $48,531    $47,871    $(73,045)
Denominator:
  Weighted-average shares -- denominator for basic
    earnings (loss) per share.............................   37,884     36,738     37,382     36,497      33,928
  Convertible shares......................................      743      2,809      1,871      2,809          --
  Dilutive common stock equivalents, using treasury stock
    method................................................    2,081      2,476      1,501      2,377          --
                                                            -------    -------    -------    -------    --------
  Denominator for diluted earnings (loss) per share.......   40,708     42,023     40,754     41,683      33,928
                                                            =======    =======    =======    =======    ========
Basic earnings (loss) per share...........................  $  0.33    $  0.32    $  1.24    $  1.21    $  (2.15)
                                                            =======    =======    =======    =======    ========
Diluted earnings (loss) per share.........................  $  0.31    $  0.30    $  1.19    $  1.15    $  (2.15)
                                                            =======    =======    =======    =======    ========

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 12. COMPREHENSIVE INCOME

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. SFAS 130 requires unrealized gains or losses on investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income; however, the adoption of this Statement had no impact on net income or stockholders' equity. The Company has presented its comprehensive income or loss in the Statement of Changes in Stockholders' Equity. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

     The following are the components of accumulated other comprehensive loss:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Unrealized gain (loss) on investments:
  Unrealized holding gains (losses) arising during period...  $    93   $    (4)
  Less: reclassification adjustment for losses included in
     net income.............................................      (17)      (13)
                                                              -------   -------
Net unrealized gain (loss) on investments...................       76       (17)
Accumulated translation adjustments.........................   (1,928)   (1,969)
                                                              -------   -------
          Total.............................................  $(1,852)  $(1,986)
                                                              =======   =======

NOTE 13. INCOME TAXES

     The provision for income taxes is as follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $10,348    $14,336    $37,087
  State...............................................    1,598      2,938      4,686
  Foreign.............................................    2,143      2,265        170
                                                        -------    -------    -------
          Total.......................................   14,089     19,539     41,943
Deferred:
  Federal.............................................    4,430      3,105     (6,660)
  State...............................................     (323)      (899)    (1,189)
  Foreign.............................................       --      1,150     (1,150)
                                                        -------    -------    -------
          Total.......................................    4,107      3,356     (8,999)
                                                        -------    -------    -------
  Total...............................................  $18,196    $22,895    $32,944
                                                        =======    =======    =======

     The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $1,426,000, $3,573,000 and $20,038,000 for 1998, 1997 and 1996, respectively.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Income tax expense differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998      1997       1996
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Tax expense (benefit) computed at federal statutory
  rate.................................................  $21,228   $23,445   $(14,035)
State income taxes, net of federal effect..............    1,329     1,248     (1,865)
Tax credits............................................   (2,609)   (2,646)    (4,710)
Change in valuation allowance..........................       --        --     (1,324)
Purchased in-process technology........................       --        --     52,080
Foreign operations taxed at different rates............   (2,533)    1,068      1,239
Other..................................................      781      (220)     1,559
                                                         -------   -------   --------
          Income tax expense...........................  $18,196   $22,895   $ 32,944
                                                         =======   =======   ========

     The components of the net deferred tax asset as of December 31 were as follows:

                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accruals and reserves recognized in different periods.....  $11,719   $11,603
  Net operating loss carryforwards..........................      444       289
  Tax credit carryforwards..................................       --     1,607
  Deferred revenue..........................................    1,700        --
  Tax basis depreciation....................................       --       990
  Other.....................................................       --       972
                                                              -------   -------
          Total.............................................   13,863    15,461
Valuation allowance.........................................     (444)     (218)
                                                              -------   -------
          Net...............................................   13,419    15,243
Deferred tax liabilities:
  Purchased technology......................................   (2,925)   (4,616)
  Unrepatriated foreign earnings............................   (3,974)       --
                                                              -------   -------
Net deferred tax assets.....................................  $ 6,520   $10,627
                                                              =======   =======

     At December 31, 1998, the Company has foreign net operating loss carryforwards of approximately $966,000 expiring through 2003.

     U.S. income taxes were not provided on a cumulative total of approximately $17 million and $13 million of undistributed earnings from foreign subsidiaries for the years ending December 31, 1998 and 1997, respectively. The Company intends to reinvest these earnings indefinitely in foreign operations. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings. The valuation allowance relates to foreign net operating losses which the Company believes may not be realized.

NOTE 14. EXTRAORDINARY ITEM

     During 1998, the Company repurchased $63.5 million of the face value of the Company's 5.875% subordinated convertible notes due in 2005 at 88.4% of the principal amount, with accrued interest to the date of repurchase. Upon repurchase of the notes, the Company recognized extraordinary gains of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 20% of their compensation, subject to certain Internal Revenue Service limitations. The Company is not required to contribute and has not contributed to the plan to date.

NOTE 16. DEVELOPMENT AGREEMENTS

     The Company enters into development agreements with other companies for which it receives development fees with certain payments contingent upon attaining contract milestones. The Company generally retains ownership of the products developed under the agreements; however, some agreements limit the product markets in which the Company may sell the developed product. In addition, under certain of the agreements, the Company is required to pay royalties based on a percentage of the net sales of the products developed under the agreements. Royalty expense was $587,000 in 1998, $1,960,000 in 1997 and $1,860,000 in 1996.

NOTE 17. SEGMENT INFORMATION

     On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements, along with related disclosures about products and services, geographic areas, and major customers. The information for 1997 and 1996 has been restated from the prior year's presentation to conform to the 1998 presentation.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker. By this definition, C-Cube has two operating segments: DiviCom, a wholly-owned subsidiary, and Semiconductor, a division of C-Cube Microsystems Inc. Each of these operating segments requires its own development and marketing strategies and therefore has separate management teams. C-Cube acquired DiviCom in 1996 and retained the management team at that time. DiviCom develops and integrates products and systems that enable the transmission of digital video, audio and data over satellite, broadcast, cable and wireless networks. These products and services allow its customers to create "end-to-end" digital video systems. DiviCom's products include program encoders, multiplexers, control and automation products and integration services. C-Cube's Semiconductor division provides powerful, highly integrated, standards-based digital video compression and decompression semiconductors. This technology has enabled the development of a significant number of new or enhanced applications in the consumer electronics and communications markets including VideoCD and DVD players, desktop video production systems, decoders for digital set-top boxes and broadcast and professional encoders.

     The Company evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and extraordinary items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     SEGMENT PROFIT AND ASSETS

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1998       1997     1996(2)
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Revenues:(1)
  Semiconductor........................................  $209,082   $218,252   $270,631
  DiviCom..............................................   142,715    118,760     49,127
                                                         --------   --------   --------
Consolidated net revenues..............................  $351,797   $337,012   $319,758
                                                         ========   ========   ========
Income (loss) from operations:
  Semiconductor........................................  $ 33,113   $ 38,648   $(54,794)
  DiviCom..............................................    23,302     30,095     15,039
                                                         --------   --------   --------
Consolidated income (loss) from operations.............  $ 56,415   $ 68,743   $(39,755)
                                                         ========   ========   ========
Segment assets:
  Semiconductor........................................  $259,297   $233,959   $232,497
  DiviCom..............................................    83,874     70,149     47,018
                                                         --------   --------   --------
Consolidated net assets................................  $343,171   $304,108   $279,515
                                                         ========   ========   ========
Capital expenditures:
  Semiconductor........................................  $ 12,867   $  7,918   $ 15,783
  DiviCom..............................................     7,170      5,654      1,358
                                                         --------   --------   --------
Consolidated capital expenditures......................  $ 20,037   $ 13,572   $ 17,141
                                                         ========   ========   ========

---------------
(1) Revenues are shown net of eliminations of intersegment revenues. This presentation is consistent with the Company's internal presentation of financial information to management.

(2) DiviCom revenues, income from operations and capital expenditures for 1996 are presented subsequent to the August 28, 1996 date of acquisition. In 1996, acquisition-related charges of $131.3 million and $2.6 million are included in income (loss) from operations for Semiconductor and DiviCom, respectively.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     GEOGRAPHIC INFORMATION

                                             1998                     1997                     1996
                                    ----------------------   ----------------------   ----------------------
                                                    NET                      NET                      NET
                                    REVENUES(1)   PROPERTY   REVENUES(1)   PROPERTY   REVENUES(1)   PROPERTY
                                    -----------   --------   -----------   --------   -----------   --------
                                                                 (IN THOUSANDS)
North America.....................   $132,513     $27,462     $119,575     $22,392     $105,301     $21,538
China.............................    120,348         155      123,100         122       91,731          19
Europe............................     42,441         629       31,464         174       16,738          93
Japan.............................     20,143         483       23,443         480       39,089         621
Other Asia........................     30,345         893       38,854         393       66,624         382
Rest of World.....................      6,007          --          576          --          275          --
                                     --------     -------     --------     -------     --------     -------
          Total...................   $351,797     $29,622     $337,012     $23,561     $319,758     $22,653
                                     ========     =======     ========     =======     ========     =======

---------------
(1) Revenues are broken out geographically by the ship-to location of the customer.

     MAJOR CUSTOMERS

     During 1998, no individual customer accounted for 10% or more of the Company's consolidated revenues. Revenues from one customer of the Company's Semiconductor segment accounted for $67.7 million and $39.1 million of the Company's consolidated revenues in 1997 and 1996, respectively.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF C-CUBE MICROSYSTEMS INC.

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Proposal No. 1: Election of Directors" in C-Cube's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 1999 (the "Proxy Statement"), a copy of which has been filed with the Securities and Exchange Commission. For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters -- Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS -- See Index to Consolidated Financial Statements and Financial Statement Schedule at page 31 of this Form 10-K.

   (2) FINANCIAL STATEMENT SCHEDULE -- See Index to Consolidated Financial Statements and Financial Statement Schedule at page 31 of this Form 10-K.

   (3) EXHIBITS -- See Exhibit Index at page 53 of this Form 10-K.

(b) The Registrant did not file any reports on Form 8-K during the fourth quarter of 1998.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            Restated Certificate of Incorporation filed June 30,
                         1994.(3)
          3.2            By-Laws.(1)
          4.1            Specimen of Common Stock Certificate.(1)
          4.2            Restated Registration Rights and Shareholder Rights
                         Agreement dated December 18, 1992.(1)
         10.1            Form of Indemnity Agreement for directors and officers.(1)
         10.2            1994 Employee Stock Plan and form of agreement
                         thereunder.(1)
         10.3            1994 Outside Directors Stock Option Plan and form of
                         agreement thereunder.(1)
         10.4            1994 Employee Stock Purchase Plan.(1)
         10.5            1990 Stock Plan and forms of agreements thereunder.(1)
         10.6            Employee Stock Option Plan and form of agreements
                         thereunder.(1)
         10.7            Series A Preferred Stock Purchase Agreement dated July 25,
                         1988 and January 20, 1989.(1)
         10.8            Series B Preferred Stock Purchase Agreement Dated October
                         1989, January 26, 1990 and May 30, 1990.(1)
         10.9            Series C Preferred Stock Purchase Plan Agreements dated
                         March 15, 1991, December 16, 1991 and December 18, 1992.(1)
         10.10           Common Stock Purchase Agreement dated December 18, 1992.(1)
         10.11           Loan and Security Agreement and Promissory Note with
                         Comerica Bank -- California dated December 27, 1993.(1)
         10.12           Joint Venture Agreement dated July 11, 1990 and First
                         Amendment to and Restatement of Joint Venture Agreement
                         dated December 18, 1992 with Kubota Corporation.(1)
         10.13           Strategic Relationship Agreement dated July 5, 1988, First
                         Amendment to and Restatement of Strategic Relationship
                         Agreement dated July 11, 1990 and Second Amendment to and
                         Restatement of Strategic Relationship Agreement dated
                         December 18, 1992 with Kubota Corporation and Kubota C-Cube,
                         Inc.(1)
         10.14           Stock Exchange Agreement and License and Purchase Agreement
                         each dated December 18, 1992, with Kubota Corporation and
                         Kubota C-Cube, Inc.(1)
         10.15           Warrant Agreement dated December 18, 1992 with Kubota
                         Corporation.(1)
         10.16           Financial Support Agreement dated December 18, 1992 and form of Amendment to Financial Support Agreement with Kubota
                         Corporation and Kubota C-Cube, Inc.(1)
         10.17           Agreement Regarding Collateral dated December 20, 1993 with
                         Kubota Corporation.(1)
         10.18(2)        Letter of Intent dated December 15, 1992 with Advanced Micro
                         Devices, Inc.(1)
         10.19(2)        Technology License and Wafer Foundry Agreement dated
                         December 22, 1992 with Texas Instruments Incorporated.(1)
         10.20(2)        Development Agreement and Agreement on CL450A Procurement,
                         each dated June 30, 1993 and Amended Agreement on CL450A
                         Procurement dated September 1, 1993 with Victor Company of
                         Japan, Limited.(1)
         10.21           Secured Promissory Note dated February 17, 1993 by William
                         J. O'Meara.(1)
         10.22           Secured Promissory Note dated October 21, 1993 by James G.
                         Burke.(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           Standard Industrial Lease -- Multi-Tenant dated August 1991 with San Bernardino County Employees Retirement Association, as amended October 19, 1992, January 8, 1993, June 15, 1993 and December 9, 1993.(1)
         10.24           Oxford Financial Services Corporation Master Lease Agreement
                         dated as of May 31, 1994.(3)
         10.25           Agreement dated June 29, 1994 with Donald T. Valentine.(3)
         10.26           Revolving Credit Loan Agreement with Comerica
                         Bank-California dated August 18, 1994.(4)
         10.27(2)        Manufacturing and Sales Agreement between C-Cube
                         Microsystems Inc. and Matsushita Electronics Corporation.(6)
         10.28           Sublease agreement with Atari Games Corporation dated
                         October 4, 1995.(7)
         10.29           Agreement and Plan of Merger By and Among C-Cube
                         Microsystems Inc., MCT Acquisition Corporation, Media
                         Computer Technologies, Inc., Dhimant Bhayani and Hemant
                         Bhayani dated November 17, 1995.(8)
         10.30           Supplemental Stock Option Plan.(9)
         10.31           Amendment to Revolving Credit Loan Agreement dated January
                         3, 1996.(9)
         10.32(2)        Option Agreement dated May 18, 1996 with Taiwan
                         Semiconductor Manufacturing Co., Ltd.(10)
         10.33           Form of Affiliate Agreement among C-Cube Microsystems, Inc.,
                         SAGEM S.A., SAGEM International S.A., Tregor Electronique
                         S.A., and Iena International S.A. dated as of May 28,
                         1996.(11)
         10.34           Form of Affiliate Agreement among C-Cube Microsystems Inc.,
                         DiviCom Inc. and certain stockholders of DiviCom Inc.(11)
         10.35           Form of Voting Agreement among C-Cube Microsystems Inc.,
                         SAGEM S.A, SAGEM International S.A. Tregor Electronique S.A.
                         and Iena International S.A. dated as of May 28, 1996.(11)
         10.36           Lease agreement with Callahan-Pentz Properties dated July 9,
                         1996.(12)
         10.37           Sublease agreement with LSI Logic Corporation dated January
                         8, 1997.(13)
         10.38           Amendment to Option Agreement dated May 30, 1997 with Taiwan
                         Semiconductor Manufacturing Co., Ltd.(14)
         10.39           Amendment to Lease Agreement with APT-IND/APTS Realty, Inc.
                         dated September 2, 1997.(15)
         10.40           Amendment to Loan Agreement with Comerica Bank-California
                         dated October 10, 1997.(15)
         21.1            List of Subsidiaries
         23.1            Independent Auditors' Consent.
         27.1            Financial Data Schedule

---------------
 (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed March 4, 1994, as amended (File No. 33-76082).

 (2) Confidential treatment has been granted as to a portion of this Exhibit.

 (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 5, 1994 (File No. 0-23596).

 (4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed October 28, 1994 (File No. 0-23596).

 (5) Confidential treatment has been requested as to a portion of this Exhibit.

 (6) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 21, 1995 (File No. 0-23596).

 (7) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K filed November 14, 1995 (File No. 0-23596).

 (8) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 15, 1996 (File No. 0-23596).

 (9) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 10, 1996 (File No. 0-23596).

(10) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 9, 1996 (File No. 0-23596).

(11) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed August 8, 1996, as amended (File No. 33-06653).

(12) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 13, 1996 (File No. 0-23596).

(13) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 15, 1997 (File No. 0-23596).

(14) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed December 22, 1998, as amended (File No. 0-23596).

(15) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 14, 1997 (File No. 0-23596).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          C-CUBE MICROSYSTEMS INC.
                                                (Registrant)


Dated: March 22, 1999                                           By: /s/ ALEXANDRE A. BALKANSKI, PH.D.
                                                          -------------------------------------------------
-----------------------------------------------------               Alexandre A. Balkanski, Ph.D.
                                                                President and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ DONALD T. VALENTINE                          Director and            March 22, 1999
-----------------------------------------------------       Chairman of the Board
                (Donald T. Valentine)

          /s/ ALEXANDRE A. BALKANSKI, PH.D.                      President,             March 22, 1999
-----------------------------------------------------      Chief Executive Officer
           (Alexandre A. Balkanski, Ph.D.)                      and Director
                                                        (Principal Executive Officer)

                /s/ WALT WALCZYKOWSKI                      Vice President, Finance      March 22, 1999
-----------------------------------------------------    and Chief Financial Officer
                 (Walt Walczykowski)                      (Principal Financial and
                                                             Accounting Officer)

                 /s/ GREGORIO REYES                               Director              March 22, 1999
-----------------------------------------------------
                  (Gregorio Reyes)

                  /s/ T.J. RODGERS                                Director              March 22, 1999
-----------------------------------------------------
                   (T.J. Rodgers)

                  /s/ BARYN S. FUTA                               Director              March 22, 1999
-----------------------------------------------------
                   (Baryn S. Futa)

                 /s/ DONALD MCKINNEY                              Director              March 22, 1999
-----------------------------------------------------
                  (Donald McKinney)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

     We have audited the consolidated financial statements of C-Cube Microsystems Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 21, 1999. Our audits also included the consolidated financial statement schedule of C-Cube Microsystems Inc., listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

San Jose, California
January 21, 1999

                                                                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO    DEDUCTIONS    BALANCE
                                           BEGINNING    COSTS AND      OTHER          FROM       AT END
                                           OF PERIOD     EXPENSES     ACCOUNTS      RESERVES    OF PERIOD
                                           ----------   ----------   ----------    ----------   ---------
YEAR ENDED DECEMBER 31, 1998:
  Sales returns allowance................   $ 6,740      $12,553       $   --        $6,169      $13,124
  Allowance for doubtful accounts........     3,435          479           --             4        3,910
  Warranty...............................     1,573          316           --           331        1,558

YEAR ENDED DECEMBER 31, 1997:
  Sales returns allowance................   $11,529      $ 3,297       $   --        $8,086      $ 6,740
  Allowance for doubtful accounts........     2,563        1,010           --           138        3,435
  Warranty...............................     1,859          547           --           833        1,573

YEAR ENDED DECEMBER 31, 1996:
  Sales returns allowance................   $ 1,800      $12,188       $   --        $2,459      $11,529
  Allowance for doubtful accounts........       987          900          707(1)         31        2,563
  Warranty...............................       567          919        1,467(1)      1,094        1,859

---------------

(1) Adjustments relating to purchased business.