Form 10-Q
period 1999-03-31
C CUBE MICROSYSTEMS INC
filed 1999-05-14
CIK 919870

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

               For the Quarterly Period Ended March 31, 1999

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

As of April 30, 1999, 39,147,956 shares of the registrant's Common Stock were outstanding.

==============================================================================

                          C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS


                                                                 Page
Part I. Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998...................  2

          Condensed Consolidated Statements of Income
          Quarter ended March 31, 1999 and 1998..................  3

          Condensed Consolidated Statements of Cash Flows
          Quarter ended March 31, 1999 and 1998..................  4

          Notes to Condensed Consolidated Financial Statements...  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................  8

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk............................................ 15


Part II. Other Information

Item 1.   Legal Proceedings...................................... 16

Item 2.   Changes in Securities and Use of Proceeds.............. 16

Item 3.   Defaults Upon Senior Securities........................ 16

Item 4.   Submission of Matters to a Vote of Security Holders.... 16

Item 5.   Other Information...................................... 16

Item 6.   Exhibits and Reports on Form 8-K....................... 16

Signatures....................................................... 17

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)
                                (Unaudited)

                                              March 31,      December 31,
                                                1999           1998 (1)
                                              ---------      -----------
                                  ASSETS
Current assets:
  Cash and equivalents                        $ 163,493      $ 108,224
  Short-term investments                         66,273         99,603
  Accounts receivable - net                      50,859         36,980
  Inventories                                    12,766         16,073
  Deferred income taxes                          13,065         11,170
  Other current assets                           18,294         19,977
                                              ---------      ---------
          Total current assets                  324,750        292,027
Property and equipment - net                     30,132         29,622
Production capacity rights                        3,938         12,600
Distribution rights - net                         1,442          1,483
Purchased technology - net                        7,023          5,921
Other assets                                      1,345          1,518
                                              ---------      ---------
          Total                               $ 368,630      $ 343,171
                                              =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  22,343      $  19,942
  Accrued liabilities                            29,053         29,007
  Income taxes payable                           14,686         15,551
  Deferred contract revenue                       9,199          6,706
  Current portion of long-term obligations          366            355
                                              ---------      ---------
          Total current liabilities              75,647         71,561
Long-term obligations                            20,040         23,557
Deferred income taxes                             3,204          4,650
                                              ---------      ---------
          Total liabilities                      98,891         99,768
                                              ---------      ---------
Minority interest in subsidiary                      --             28
Stockholders' equity:
  Common stock, $0.001 par value, 150,000
    shares authorized; shares outstanding:
    1999 - 39,008; 1998 - 38,261                238,936        225,265
  Accumulated other comprehensive loss           (2,119)        (1,852)
  Retained earnings                              32,922         19,962
                                              ---------      ---------
          Total stockholders' equity            269,739        243,375
                                              ---------      ---------
          Total                               $ 368,630      $ 343,171
                                              =========      =========

------
(1) Derived from the December 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-K of C-Cube Microsystems Inc.

         See notes to condensed consolidated financial statements.

                         C-CUBE MICROSYSTEMS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)
                                (Unaudited)


                                           Quarter Ended March 31,
                                           -----------------------
                                             1999           1998
                                           --------       --------

     Net revenues                          $ 96,459       $ 87,317
                                           --------       --------
     Costs and expenses:
       Cost of revenues                      43,885         41,014
       Research and development              19,904         17,671
       Selling, general and administrative   16,360         14,586
                                           --------       --------
          Total                              80,149         73,271
                                           --------       --------
     Income from operations                  16,310         14,046
     Other income, net                        2,117            273
                                           --------       --------
     Income before income taxes, minority
       interest and extraordinary item       18,427         14,319
     Income tax expense                       5,528          4,296
                                           --------       --------
     Income before minority interest
       and extraordinary item                12,899         10,023
     Minority interest in net loss of
       subsidiary                               (28)          (141)
                                           --------       --------
     Income before extraordinary item        12,927         10,164
     Extraordinary gain on repurchase
       of convertible notes(net of tax)          33             --
                                           --------       --------
     Net income                            $ 12,960       $ 10,164
                                           ========       ========
     Earnings per share:
       Basic                               $   0.34       $   0.27
                                           ========       ========
       Diluted                             $   0.32       $   0.27
                                           ========       ========
     Shares:
       Basic                                 38,668         36,983
                                           ========       ========
       Diluted                               41,344         41,137
                                           ========       ========

         See notes to condensed consolidated financial statements.


                          C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                        Quarter Ended March 31,
                                                       ------------------------
                                                          1999          1998
                                                       ---------     ---------
   Cash flows from operating activities:
     Net income                                        $  12,960     $  10,164
     Adjustments to reconcile net income to
       net cash provided by operating activities:
        Extraordinary gain on repurchase of
          convertible notes, net of taxes                    (33)           --
        Minority interest in subsidiary                      (28)         (141)
        Depreciation and amortization                      3,689         3,925
        Deferred income taxes                             (3,341)       (1,668)
        Changes in assets and liabilities:
           Receivables                                   (14,041)       11,764
           Inventories                                     3,207        (8,035)
           Other current assets                           (1,409)        1,451
           Accounts payable                                2,574        10,467
           Accrued liabilities                             2,707        (1,147)
           Income taxes payable                             (888)        5,599
           Production capacity rights                     11,700            --
           Deferred revenue                                2,493          (129)
                                                       ---------     ---------
     Net cash provided by operating activities            19,590        32,250
                                                       ---------     ---------
   Cash flows from investing activities:
     Sales and maturities of short-term investments      120,295        16,510
     Purchases of short-term investments                 (85,436)       (4,128)
     Capital expenditures                                 (4,837)       (4,367)
     Other assets                                         (2,010)          100
                                                       ---------     ---------
     Net cash provided by investing activities            28,012         8,115
                                                       ---------     ---------
   Cash flows from financing activities:
     Repayments of capital lease obligations                (121)         (158)
     Sale of common stock                                 11,126         3,483
     Repurchase of convertible subordinated notes         (3,271)           --
                                                       ---------     ---------
     Net cash provided by financing activities             7,734         3,325
                                                       ---------     ---------
   Exchange rate impact on cash and equivalents              (67)           76
                                                       ---------     ---------
   Net increase in cash and equivalents                   55,269        43,766
   Cash and equivalents, beginning of period             108,224       145,034
                                                       ---------     ---------
   Cash and equivalents, end of period                 $ 163,493     $ 188,800
                                                       =========     =========
   Supplemental schedule of noncash investing
     and financing activities:
       Unrealized gain (loss) on investments           $    (108)    $      17

   Supplemental disclosure of cash flow information -
     Cash paid during the period for:
        Interest                                       $     125     $     102
        Income taxes                                       7,149           571


         See notes to condensed consolidated financial statements.

                       C-CUBE MICROSYSTEMS INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.   Basis of presentation

       The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of March 31, 1999, and the results of operations for the quarters ended March 31, 1999 and 1998 and cash flows for the quarters ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed on a currently adjusted standard basis
  (which approximates actual cost on a current average or first-in, first-out basis). Inventories consist of:

                            March 31,    December 31,
                              1999           1998
                            ---------    -----------
                                 (in thousands)
        Finished goods      $  6,335      $  3,566
        Work-in-process        3,689         6,281
        Raw materials          2,742         6,226
                            --------      --------
                  Total     $ 12,766      $ 16,073
                            ========      ========

3.   Production capacity rights

       In January 1999, Taiwan Semiconductor Manufacturing Company Ltd.
  (TSMC) refunded $11.7 million of an advance payment to the Company. Readers are referenced to "Item 8, Note 3. Production Capacity Rights" in the Company's most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1999, for further discussion.

4.   Acquisition of assets

       On January 21, 1999, the Company acquired the communication technology, patents and personnel of TV/COM International, Inc., a California corporation and wholly owned subsidiary of Mindport. The purchase price for the assets acquired was immaterial in amount. The purchase price was allocated on the basis of the estimated fair value of the assets acquired, which included purchased technology and fixed assets. The purchased technology portion is being amortized over 7 years.

5.   Earnings per share

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                               Quarter Ended March 31,
                                              ------------------------
                                                 1999         1998
                                               --------     --------
   Numerator:
    Income before extraordinary item           $ 12,927     $ 10,164
    Extraordinary item                               33           --
                                               --------     --------
    Numerator for basic earnings per share       12,960       10,164
    Addback interest income after tax related
      to convertible shares                         205          937
                                               --------     --------
    Numerator for diluted earnings per share   $ 13,165     $ 11,101
                                               ========     ========
   Denominator:
    Weighted-average shares - denominator for
      basic earnings per share                   38,668       36,983
    Convertible shares                              716        2,809
    Dilutive common stock equivalents, using
      treasury stock method                       1,960        1,345
                                               --------     --------
    Denominator for diluted earnings per share   41,344       41,137
                                               ========     ========
   Basic earnings per share                    $   0.34     $   0.27
                                               ========     ========
   Diluted earnings per share                  $   0.32     $   0.27
                                               ========     ========


6.   Comprehensive income

       For the quarters ended March 31, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was $12.7 million and $10.2 million, respectively.

7.   Extraordinary item

       During the first quarter, the Company repurchased $3.4 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes due 2005 at 95.5% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $33,000 (zero effect per diluted share), net of related income taxes of $23,000.

8.   Segment information

       On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an
  Enterprise and Related Information." Readers are referenced to "Item 8,
  Note 17. Segment Information" in the Company's most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1999, for further discussion.

     Segment information is as follows:

                                        Quarter Ended March 31,
                                        -----------------------
                                          1999          1998
                                        ---------     ---------
                                            (in thousands)
   Revenues: (1)
     Semiconductor                      $  58,287     $  56,823
     DiviCom                               38,172        30,494
                                        ---------     ---------
   Consolidated net revenues            $  96,459     $  87,317
                                        =========     =========
   Income from operations:
     Semiconductor                      $  11,966     $  10,489
     DiviCom                                4,344         3,557
                                        ---------     ---------
   Consolidated income from operations  $  16,310     $  14,046
                                        =========     =========
   Segment assets:
     Semiconductor                      $ 277,129     $ 257,335
     DiviCom                               91,501        74,525
                                        ---------     ---------
   Consolidated net assets              $ 368,630     $ 331,860
                                        =========     =========

   -----
     (1) Revenues are shown net of eliminations of intersegment revenues. This presentation is consistent with the Company's internal presentation of financial information to management.

9.   Recently issued accounting standards

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in this Item 2, those described elsewhere in this report and those described in the Company's Form 10-K for the year ended December 31, 1998, other Form 10-Qs and other reports under the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those statements marked with an asterisk (*) in this report. The Company assumes no obligation to update any forward-looking statements.

Quarter Ended March 31, 1999

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended March 31, 1999 and 1998:

                                        Quarter Ended March 31,
                                        ----------------------
                                           1999        1998
                                          ------      ------
   Net revenues                           100.0%      100.0%
   Costs and expenses:
     Cost of revenues                      45.5        47.0
     Research and development              20.6        20.2
     Selling, general and administrative   17.0        16.7
                                          ------      ------
              Total                        83.1        83.9
                                          ------      ------
   Income from operations                  16.9        16.1
   Interest income, net                     2.2         0.3
                                          ------      ------
   Income before income taxes, minority
     interest and extraordinary item       19.1        16.4
   Income tax expense                       5.7         4.9
                                          ------      ------
   Income before minority interest
     and extraordinary item                13.4        11.5
   Minority interest in net loss
      of subsidiary                          --        (0.2)
   Income before extraordinary item        13.4        11.6
                                          ------      ------
   Extraordinary gain (net of tax)           --          --
   Net income                              13.4%       11.6%
                                          ======      ======

   Production Capacity Rights

   In January 1999, Taiwan Semiconductor Manufacturing Company Ltd. (TSMC) refunded $11.7 million of an advance payment to the Company. Readers are referenced to "Item 8, Note 3. Production Capacity Rights" in the Company's most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1999, for further discussion.

   Net Revenues

   Net revenues in the first quarter of 1999 were $96.5 million, an increase of 10.5% over the $87.3 million reported in the corresponding quarter a year ago. This increase was led by growth in sales of DiviCom's encoder products, attributable to design improvements and feature and quality enhancements on next generation products, as well as significant growth in international sales. During 1999, DiviCom recognized additional revenue growth from higher volume shipments of its cable and data networking products. Semiconductor revenues increased primarily from higher volumes of decoder chips used in DVD consumer applications and DVD-ROMs on PCs, resulting from customers' adoption of the Company's ZiVA(tm) family of decoder chips and wider acceptance of the DVD format. Growth in sales of codec products also contributed to the increase in semiconductor revenues. These increases were partially offset by decreased sales of decoder chips sold into the China market. This decline was due to a reduction in shipments and increased price competition. The reduction to revenues caused by the decrease in volume of VideoCD decoder chips is partially offset by higher average selling prices for Chaoji VCD decoder chips, also sold into the China market. The Company believes the market for VideoCD and Chaoji VCD applications will gradually decline as the market becomes saturated and as consumers adopt DVD applications in their place.*

   International revenues accounted for 65% of net revenues for the first quarter, compared to 61% for the same period last year. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for VideoCD and Chaoji VCD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products. The Company has made a significant investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. With respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

   The Asian consumer electronics markets accounted for approximately 49% of total Company sales in the first quarter of 1999 and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* The economic instability in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are incorporated. In the first quarter of 1999, most of the Company's sales in Asia were of decoder chips, which are used in VideoCD and Chaoji VCD players. The Company believes purchases of VideoCD and Chaoji VCD players are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its semiconductor products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment.

   Gross Margin

   C-Cube's gross margin for the first quarter of 1999 was 54.5% compared to a gross margin of 53.0% for the same quarter last year. This increase was primarily the result of changes in product mix, as sales of products with higher gross margins contributed more to revenues in the first quarter of 1999. This was primarily due to increased sales of DiviCom's encoder products and Semiconductor's DVD and codec products. The Company also realized operating efficiencies, including reduced material costs relating to its semiconductor and DiviCom products, refinement of its semiconductor fabrication process and the reduction of outside manufacturing costs, all of which led to improvements in gross margin during the period. These operating efficiencies were partially offset by higher product transition costs, higher employee-related costs for headcount growth in integration and support services and higher project materials costs. The improvements to gross margin were additionally offset by reductions in the average selling prices of many of the Company's semiconductor products during the current period.

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

   Research and Development Expenses

   In the first quarter of 1999, research and development expenses were $19.9 million, or 20.6% of net revenues, compared with $17.7 million, or 20.2% of net revenues in the first quarter of 1998. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels.

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $16.4 million, or 17.0% of net revenues, in the first quarter of 1999, compared to $14.6 million, or 16.7% of net revenues, for the same quarter last year. The increase was primarily due to increased headcount and related expenses, as the Company continues to increase its international coverage in sales and marketing.

   Other Income (Expense)

   Other income, net of other expense, increased to $2.1 million for the first quarter of 1999, compared to $0.3 million for the first quarter of 1998. The improvement over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances.

   Income Tax Expense

   The Company's effective tax rate for the first quarter of 1999 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

   Extraordinary Item

   During the first quarter, the Company repurchased $3.4 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes due 2005 at 95.5% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $33,000 (zero effect per diluted share), net of related income taxes of $23,000.

Factors that May Affect Future Results

   The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the timing of revenue recognized under its systems contracts and the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of foundry capacity and raw materials, fluctuations in yield, loss of any strategic relationships, C-Cube's ability to introduce new products and technologies on a timely basis, unanticipated problems in the performance of the Company's next generation or cost-reduced products, the ability to successfully introduce products in accordance with OEM design requirements and design cycles, new product introductions by the Company's competitors, market acceptance of products of both C-Cube and its customers, compatibility of new products with emerging digital video standards, purchase commitments for customized components procured in advance of anticipated systems contracts, supply constraints for other components incorporated into its customers' products, credit risk for international customers not using letters of credit, fluctuations in foreign currency exchange rates to the U.S. dollar, the level of expenditures in manufacturing, research and development, and sales, general and administrative functions, and a recent trend of mergers and acquisitions creating larger competitors which may have established market share or greater financial or technical resources than the Company.*

   In addition, C-Cube's operating results are subject to fluctuations in the markets for its customers' products, particularly the consumer electronics and personal computer markets, which have been extremely volatile in the past, and the digital satellite broadcast, cable and wireless cable markets, which are in an early stage, creating uncertainty with respect to product volume and timing. To the extent the Company is unable to fulfill its customers' purchase orders on a timely basis, these orders may be canceled due to changes in demand in the markets for its customers' products. Historically, the Company has shipped a substantial portion of its product in the last month of a given quarter. A significant portion of C-Cube's expenses are fixed in the short term, and the timing of increases in expenses is based in large part on the Company's forecast of future revenues. As a result, if revenues do not meet the Company's expectations, it may be unable to quickly adjust expenses to levels appropriate to actual revenues, which could have a material adverse effect on the Company's business and results of operations.

   Due to the Company's dependence on the consumer electronics market, the substantial seasonality of sales in that market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand during the second and third quarters of each year.* If in the future the geographic mix of the Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these regions make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

   The economic instability in Asia has been characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end user goods in which the Company's products are used.

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

   The market price of C-Cube's common stock has fluctuated significantly since its initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results, quarterly fluctuations in other semiconductor or digital video networking companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies. The market price of C-Cube's common stock has declined substantially from its historic highs, and may continue to experience significant fluctuations in the future.

   Year 2000

   The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. C-Cube has initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. C-Cube is replacing or upgrading systems, equipment and facilities that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, the Company does not expect the cost of upgrade or remediation to exceed $500,000, which is not expected to be material to the Company's operating results.* If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

   INFORMATION SYSTEMS. A review of the Company's information systems has been completed and the Company has initiated the work necessary for the existing systems to become Year 2000 compliant. Testing of all information systems will be conducted and completed before the end of 1999.* The Company is also actively reviewing its hardware and systems infrastructure, such as networks, in order to ensure that they are Year 2000 compliant. Based on the current status of the assessments and remediation plans made to date, the Company expects to have all critical Year 2000 information systems issues resolved and does not expect total Year 2000 related costs pertaining to its information systems and hardware and systems infrastructure to be material.*

   PRODUCTS. The Company has assessed the capabilities of its semiconductor products sold to customers and has not identified any significant problems related to Year 2000 compliance. The Company has identified and assessed the risks related to integrated systems sold by its DiviCom segment. Products manufactured by DiviCom are either Year 2000 compliant or have an available upgrade to bring them into compliance. To be in compliance for the Year 2000, the Company suggests that customers obtain a full system upgrade. All customers will be sent a notification letter describing the compliance status of the products purchased by the customer, along with the procedures necessary to bring those products into compliance for the Year 2000. Such letters will be mailed to such customers during the second quarter of 1999.* Customers with service contracts and customers with whom the Company has specific Year 2000 contractual obligations will be offered upgrades at no charge. The Company expects to complete this process before the end of 1999.*

   DiviCom products are often installed with third party hardware and software. The Company does not comment as to the Year 2000 compliance of third party hardware and software products. Accordingly, DiviCom recommends that customers verify the Year 2000 compliance status of third party hardware and software products and that customers schedule their own Year 2000 system validation tests during 1999 after Year 2000 upgrades are performed. DiviCom has not assessed all possible customer configurations, nor can it anticipate all customer situations, particularly those involving third party products. As a result, the Company may see an increase in warranty and other claims resulting from the Year 2000 transition process. In addition, litigation against the Company regarding Year 2000 compliance issues may occur in the future. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

   OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and are currently being assessed for Year 2000 compliance. This assessment has determined that the company's security systems are not Year 2000 compliant. The Company is currently in the process of replacing such system with a Year 2000 compliant system. This process will be completed before the end of 1999.* No other material deficiencies were detected from our assessments.

   SUPPLIERS. C-Cube is in the process of contacting its critical suppliers to determine whether their operations, products and services are Year 2000 compliant. Where practicable, C-Cube will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

   CUSTOMERS. The Company is actively responding to all customer requests for compliance, surveys and other general information related to its Year 2000 programs.

   GENERAL. The Company does not currently expect its costs associated with the Year 2000 problem to exceed $500,000, and expects to be able to fund these costs through operating cash flows.* However, the Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans. The risks associated with the Year 2000 problem can be difficult to identify and to address, and could result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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

Liquidity and Capital Resources

   Cash, cash equivalents and short-term investments were $229.8 million at March 31, 1999 compared to $207.8 million at the end of 1998. Working capital increased to $249.1 million at March 31, 1999 from $220.5 million at the end of 1998.

   The Company's operating activities generated cash of $19.6 million in the first quarter of 1999, primarily from net income and a refund of $11.7 million prepaid production capacity rights, partially offset by increased accounts receivable. Receivable days outstanding increased from 35 days at December 31, 1998 to 47 days at March 31, 1999 primarily due to DiviCom's growing percentage contribution to consolidated revenues since a substantial portion of DiviCom's revenues are generated under long-term contracts which generally have longer collection cycles than the semiconductor business.

   C-Cube's investing activities, exclusive of sales and maturities of $120.3 million and purchases of $85.4 million of short-term investments, used cash of $6.8 million, primarily for $4.8 million capital expenditures.

   Cash provided by financing activities was $7.7 million, primarily from proceeds of $11.1 million from sales of stock pursuant to employee stock plans, partially offset by $3.3 million used to repurchase a portion of the Company's Convertible Subordinated Notes.

   At March 31, 1999, the Company had an available bank line of credit of $30.0 million which expires in May 2001. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (7.75% at March 31, 1999). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth, a minimum annual net income (no quarterly loss exceeding $3 million) and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. At March 31, 1999, the Company was in compliance with these covenants, and there were no outstanding balances under this line.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Readers are referenced to "Part II, Item 7A. Quantitative and
Qualitative Disclosures about Market Risk", in the Company's most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1999.

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

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit
           Number        Description
           -------    -----------------------
           27.1       Financial Data Schedule

      (b)  Reports on Form 8-K

           None.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      C-Cube Microsystems Inc.
                                           (Registrant)


Dated:  May 14, 1999                By:  /s/ Walt Walczykowski
      -----------------                ----------------------------
                                          Walt Walczykowski
                                      Vice President of Finance
                                     and Chief Financial Officer