Form 10-Q
period 1999-06-30
C CUBE MICROSYSTEMS INC
filed 1999-08-13
CIK 919870

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

               For the Quarterly Period Ended June 30, 1999

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

As of July 31, 1999, 39,938,533 shares of the registrant's Common Stock were outstanding.

===============================================================================

                          C-CUBE MICROSYSTEMS INC.

                             TABLE OF CONTENTS


                                                                          Page
Part I.  Financial Information

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998.............................. 2

          Condensed Consolidated Statements of Income
          Quarters and six months ended June 30, 1999 and 1998............. 3

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1999 and 1998.......................... 4

          Notes to Condensed Consolidated Financial Statements............. 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk...... 17


Part II. Other Information

Item 1.   Legal Proceedings............................................... 18

Item 2.   Changes in Securities and Use of Proceeds....................... 18

Item 3.   Defaults Upon Senior Securities................................. 18

Item 4.   Submission of Matters to a Vote of Security Holders............. 18

Item 5.   Other Information............................................... 18

Item 6.   Exhibits and Reports on Form 8-K................................ 18

Signatures................................................................ 19

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         C-CUBE MICROSYSTEMS INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value amounts)
                                (Unaudited)

                                                  JUNE 30,         DECEMBER 31,
                                                    1999              1998 (1)
                                                  ---------        -----------
                                       ASSETS
Current assets:
  Cash and equivalents                            $ 139,982         $ 108,224
  Short-term investments                             99,239            99,603
  Accounts receivable - net                          65,679            36,980
  Inventories                                        12,014            16,073
  Deferred income taxes                              10,356            11,170
  Other current assets                               20,612            19,977
                                                  ---------         ---------
          Total current assets                      347,882           292,027
Property and equipment - net                         30,751            29,622
Production capacity rights                            3,375            12,600
Distribution rights - net                             1,400             1,483
Purchased technology - net                            6,084             5,921
Other assets                                          1,309             1,518
                                                  ---------         ---------
          Total                                   $ 390,801         $ 343,171
                                                  =========         =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  25,534         $  19,942
  Accrued liabilities                                28,846            29,007
  Income taxes payable                               12,497            15,551
  Deferred contract revenue                           5,324             6,706
  Current portion of long-term obligations              366               355
                                                  ---------         ---------
          Total current liabilities                  72,567            71,561
Long-term obligations                                20,038            23,557
Deferred income taxes                                 4,535             4,650
                                                  ---------         ---------
          Total liabilities                          97,140            99,768
                                                  ---------         ---------
Minority interest in subsidiary                         261                28
Stockholders' equity:
  Common stock, $0.001 par value, 150,000
    shares authorized; shares outstanding:
    1999 - 39,668; 1998 - 38,261                    251,107           225,265
  Accumulated other comprehensive loss               (2,294)           (1,852)
  Retained earnings                                  44,587            19,962
                                                  ---------         ---------
          Total stockholders' equity                293,400           243,375
                                                  ---------         ---------
          Total                                   $ 390,801         $ 343,171
                                                  =========         =========

_________

 (1) Derived from the December 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-K of C-Cube Microsystems Inc.

         See notes to condensed consolidated financial statements.

                                   C-CUBE MICROSYSTEMS INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share amounts)
                                         (Unaudited)

                                       QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                      -----------------------     -------------------------
                                        1999           1998          1999          1998
                                      --------       --------     ---------     ---------
Net revenues                          $ 94,095       $ 82,518     $ 190,554     $ 169,835
                                      --------       --------     ---------     ---------
Costs and expenses:
  Cost of revenues                      41,852         36,997        85,737        78,011
  Research and development              20,661         18,596        40,565        36,267
  Selling, general and administrative   16,855         13,963        33,215        28,549
                                      --------       --------     ---------     ---------
     Total                              79,368         69,556       159,517       142,827
                                      --------       --------     ---------     ---------
Income from operations                  14,727         12,962        31,037        27,008
Other income, net                        2,310            638         4,427           911
                                      --------       --------     ---------     ---------
Income before income taxes, minority
  interest and extraordinary item       17,037         13,600        35,464        27,919
Income tax expense                       5,111          4,083        10,639         8,379
                                      --------       --------     ---------     ---------
Income before minority interest
  and extraordinary item                11,926          9,517        24,825        19,540
Minority interest in net income
  (loss) of subsidiary                     261            (28)          233          (169)
                                      --------       --------     ---------     ---------
Income before extraordinary item        11,665          9,545        24,592        19,709
Extraordinary gain on repurchase
  of convertible notes (net of tax)          -          1,138            33         1,138
                                      --------       --------     ---------     ---------
Net income                            $ 11,665       $ 10,683     $  24,625     $  20,847
                                      ========       ========     =========     =========
Basic earnings per share:
  Income before extraordinary item    $   0.30       $   0.26     $    0.63     $    0.53
  Extraordinary item (net of tax)            -           0.03             -          0.03
                                      --------       --------     ---------     ---------
  Net income                          $   0.30       $   0.29     $    0.63     $    0.56
                                      ========       ========     =========     =========

Diluted earnings per share:
  Income before extraordinary item    $   0.28       $   0.25     $    0.59     $    0.52
  Extraordinary item (net of  tax)           -           0.03             -          0.03
                                      --------       --------     ---------     ---------
  Net income                          $   0.28       $   0.28     $    0.59     $    0.54
                                      ========       ========     =========     =========
Shares:
  Basic                                 39,338         37,238        39,003        37,110
                                      ========       ========     =========     =========
  Diluted                               42,925         41,485        42,144        41,311
                                      ========       ========     =========     =========

         See notes to condensed consolidated financial statements.


                          C-CUBE MICROSYSTEMS INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                         1999           1998
                                                       ---------      ---------
Cash flows from operating activities:
  Net income                                           $  24,625      $  20,847
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Extraordinary gain on repurchase of
       convertible notes, net of taxes                       (33)        (1,138)
     Minority interest in subsidiary                         233           (169)
     Depreciation and amortization                         8,971          8,528
     Deferred income taxes                                   699           (281)
     Changes in assets and liabilities:
        Receivables                                      (28,960)         6,489
        Inventories                                        3,939         (5,179)
        Other current assets                              (3,194)          (107)
        Accounts payable                                   5,901         12,559
        Accrued liabilities                                5,044            452
        Income taxes payable                              (3,077)         7,552
        Production capacity rights                        11,700              -
        Deferred revenue                                  (1,382)         1,287
                                                       ---------      ---------
  Net cash provided by operating activities               24,466         50,840
                                                       ---------      ---------
Cash flows from investing activities:
  Sales and maturities of short-term investments         129,288         24,646
  Purchases of short-term investments                   (127,617)        (5,408)
  Capital expenditures                                    (9,672)        (9,382)
  Other assets                                            (2,085)           241
                                                       ---------      ---------
  Net cash provided by (used in) investing activities    (10,086)        10,097
                                                       ---------      ---------
Cash flows from financing activities:
  Repayments of capital lease obligations                   (117)          (491)
  Sale of common stock                                    20,785          6,537
  Repurchase of convertible subordinated notes            (3,271)       (17,468)
                                                       ---------      ---------
  Net cash provided by (used in) financing activities     17,397        (11,422)
                                                       ---------      ---------
Exchange rate impact on cash and equivalents                 (19)           (51)
                                                       ---------      ---------
Net increase in cash and equivalents                      31,758         49,464
Cash and equivalents, beginning of period                108,224        145,034
                                                       ---------      ---------
Cash and equivalents, end of period                    $ 139,982      $ 194,498
                                                       =========      =========

         See notes to condensed consolidated financial statements.

                           C-CUBE MICROSYSTEMS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of presentation

     The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of June 30, 1999, and the results of operations for the quarters and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost on a current average or first-in, first-out basis). Inventories consist of:

                                JUNE 30,     DECEMBER 31,
                                  1999          1998
                                --------      --------
                                     (in thousands)

          Finished goods        $  4,906      $  3,566
          Work-in-process          5,202         6,281
          Raw materials            1,906         6,226
                                --------      --------
                    Total       $ 12,014      $ 16,073
                                ========      ========

3. Production capacity rights

     In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, TSMC refunded $11.7 million of the advance payment to the Company. TSMC will apply the remaining prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received.

4. Earnings per share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                          QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          ----------------------  -------------------------
                                             1999        1998         1999       1998
                                           --------    --------     --------   --------
  Numerator:
   Income before extraordinary item        $ 11,665    $  9,545     $ 24,592   $ 19,709
   Extraordinary item                             -       1,138           33      1,138
                                           --------    --------     --------   --------
   Numerator for basic earnings per share    11,665      10,683       24,625     20,847
   Addback interest income after tax
     related to convertible shares              186         761          391      1,608
                                           --------    --------     --------   --------
   Numerator for diluted earnings
     per share                             $ 11,851    $ 11,444     $ 25,016   $ 22,455
                                           ========    ========     ========   ========

  Denominator:
   Weighted-average shares - denominator
     for basic earnings per share            39,338      37,238       39,003     37,110
   Convertible shares                           633       2,714          675      2,762
   Dilutive common stock equivalents,
     using treasury stock method              2,954       1,533        2,466      1,439
                                           --------    --------     --------   --------
   Denominator for diluted earnings
     per share                               42,925      41,485       42,144     41,311
                                           ========    ========     ========   ========

  Basic earnings per share                 $   0.30    $   0.29     $   0.63   $   0.56
                                           ========    ========     ========   ========
  Diluted earnings per share               $   0.28    $   0.28     $   0.59   $   0.54
                                           ========    ========     ========   ========


5. Comprehensive income

     For the quarters ended June 30, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was $11.5 million and $10.7 million, respectively. For the six months ended June 30, 1999 and 1998, comprehensive income was $24.2 million and $20.9 million, respectively.

6. Extraordinary item

     During the first quarter of 1999, the Company repurchased
  $3.4 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes (the "Notes") due 2005 at 95.5% of the principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of approximately $33,000 (zero effect per diluted share), net of related income taxes of approximately $23,000. During the second quarter of 1998, the Company repurchased $20.7 million of the face value of the Notes at 88.4% of the principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of $1.1 million, or $0.03 per diluted share, net of related income taxes of $0.8 million.

7. Segment information

     On December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." Readers are referenced to "Item 8,
  Note 17. Segment Information" in the Company's most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1999, for further discussion.

  Segment information is as follows (in thousands):

                                  QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                  ---------------------   ------------------------
                                    1999        1998          1999         1998
                                  --------    --------     ---------     ---------
  Revenues:
    Semiconductor                 $ 47,507    $ 49,010     $ 105,794     $ 105,833
    DiviCom                         46,588      33,508        84,760        64,002
                                  --------    --------     ---------     ---------
  Consolidated net revenues       $ 94,095    $ 82,518     $ 190,554     $ 169,835
                                  ========    ========     =========     =========
  Income from operations:
    Semiconductor                 $  6,653    $  7,859     $  18,619     $  18,348
    DiviCom                          8,074       5,103        12,418         8,660
                                  --------    --------     ---------     ---------
  Consolidated income from
    operations                    $ 14,727    $ 12,962     $  31,037     $  27,008
                                  ========    ========     =========     =========

8. Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted.

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

QUARTER ENDED JUNE 30, 1999

   The following table sets forth certain operating data as a percentage of net revenues for the quarters ended June 30, 1999 and 1998:

                                                  QUARTER ENDED JUNE 30,
                                                  ----------------------
                                                     1999        1998
                                                     -----       -----
     Net revenues                                    100.0%      100.0%
                                                     -----       -----
     Costs and expenses:
       Cost of revenues                               44.5        44.8
       Research and development                       22.0        22.5
       Selling, general and administrative            17.9        16.9
                                                     -----       -----
               Total                                  84.3        84.3
                                                     -----       -----
     Income from operations                           15.7        15.7
     Other income, net                                 2.5         0.8
                                                     -----       -----
     Income before income taxes, minority
       interest and extraordinary item                18.1        16.5
     Income tax expense                                5.4         4.9
                                                     -----       -----
     Income before minority interest and
       extraordinary item                             12.7        11.5
     Minority interest in net income of subsidiary     0.3           -
                                                     -----       -----
     Income before extraordinary item                 12.4        11.6
     Extraordinary gain (net of tax)                     -         1.4
                                                     -----       -----
     Net income                                       12.4%       12.9%
                                                     =====       =====

   NET REVENUES

   Net revenues in the second quarter of 1999 were $94.1 million, an increase of 14.0% over the $82.5 million reported in the corresponding quarter a year ago. This increase was led by growth in sales of DiviCom's encoder products, attributable to design improvements and feature and quality enhancements on next generation products, as well as significant growth in DiviCom's international markets. The growth in revenues from DiviCom was partially offset by a decrease in Semiconductor revenues, primarily from VideoCD and Chaoji VCD decoder chips sold into the Chinese market. This decline was due to a reduction in shipments and increased price competition. The decrease in VideoCD and Chaoji VCD revenues was partially offset by increased sales of DVD decoder chips used in consumer applications and DVD-ROMs on PCs, resulting from wider acceptance of the DVD format.

   International revenues accounted for 53% of net revenues for the second quarter, compared to 61% for the same period last year. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for VideoCD and Chaoji VCD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products. The Company has made an investment in additional foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. The Company mitigates this risk through the use of foreign currency hedges for transactions denominated in foreign currencies. However, with respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

   The Asian markets accounted for approximately 37% of total Company sales in the second quarter of 1999 and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* In the second quarter of 1999, most of the Company's sales in Asia were of decoder chips, with approximately an even split in revenues from DVD decoders and VideoCD and Chaoji decoders. There can be no assurance that the Company will not experience reduced sales of its semiconductor products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment.

   GROSS MARGIN

   C-Cube's gross margin for the second quarter of 1999 was 55.5% compared to a gross margin of 55.2% for the same period in the prior year. This increase was primarily the result of a change in product mix, as sales of products with higher gross margins, including DiviCom encoders, DVD decoders and digital set-top boxes, contributed more to revenues in the second quarter of 1999. The Company also realized operating efficiencies, including reduced material costs for its Semiconductor and DiviCom products, refinement of its semiconductor fabrication process and the reduction of outside manufacturing costs, all of which led to improvements in gross margin during the period. These operating efficiencies were partially offset by higher product transition costs, higher employee-related costs for headcount growth in technology integration and support services and higher project materials costs. The improvements to gross margin were additionally offset by reductions in the average selling prices of many of the Company's semiconductor products during the current period.

   The markets into which C-Cube sells its Semiconductor products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

   C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce in a timely manner lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins.

   RESEARCH AND DEVELOPMENT EXPENSES

   In the second quarter of 1999, research and development expenses were $20.7 million, or 22.0% of net revenues, compared with $18.6 million, or 22.5% of net revenues in the second quarter of 1998. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $16.9 million, or 17.9% of net revenues, in the second quarter of 1999, compared to $14.0 million, or 16.9% of net revenues, for the same quarter last year. The increase was primarily due to increased headcount and related expenses, as the Company continues to increase its international coverage in sales and marketing.

   OTHER INCOME (EXPENSE)

   Other income, net of other expense, increased to $2.3 million for the second quarter of 1999, compared to $0.6 million for the second quarter of 1998. The increase over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances.

   INCOME TAX EXPENSE

   The Company's effective tax rate for the second quarters of 1999 and 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

   EXTRAORDINARY ITEM

   During the second quarter of 1999, the Company did not repurchase any of the outstanding balance of its 5-7/8% Convertible Subordinated Notes (the "Notes") due 2005. During the second quarter of 1998, the Company repurchased $20.7 million of the face value of the Notes at 88.4% of principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of $1.1 million, or $0.03 per diluted share, net of related income taxes of $0.8 million.

SIX MONTHS ENDED JUNE 30, 1999

   The following table sets forth certain operating data as a percentage of net revenues for the six months ended June 30, 1999 and 1998:

                                          SIX MONTHS ENDED JUNE 30,
                                          ------------------------
                                             1999         1998
                                             -----        -----
     Net revenues                            100.0%       100.0%
                                             -----        -----
     Costs and expenses:
       Cost of revenues                       45.0         45.9
       Research and development               21.3         21.4
       Selling, general and administrative    17.4         16.8
                                             -----        -----
               Total                          83.7         84.1
                                             -----        -----
     Income from operations                   16.3         15.9
     Other income (expense), net               2.3          0.5
                                             -----        -----
     Income before income taxes, minority
       interest and extraordinary item        18.6         16.4
     Income tax expense                        5.6          4.9
                                             -----        -----
     Income before minority interest
       and extraordinary item                 13.0         11.5
      Minority interest in net income (loss)
        of subsidiary                          0.1         (0.1)
                                             -----        -----
     Income before extraordinary item         12.9         11.6
     Extraordinary gain (net of tax)             -          0.7
                                             -----        -----
     Net income                               12.9%        12.3%
                                             =====        =====

   PRODUCTION CAPACITY RIGHTS

   In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, TSMC refunded $11.7 million of the advance payment to the Company. TSMC will apply the remaining prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received.

   NET REVENUES

   Net revenues for the six months ended June 30, 1999 were $190.6 million, a 12.2% increase from $169.8 million in revenues during the same period in the prior year. This increase was led by growth in sales of DiviCom's encoder products, attributable to design improvements and feature and quality enhancements on next generation products, as well as significant growth in DiviCom's international markets. During 1999, DiviCom recognized additional revenue growth from large contract wins in the cable and satellite markets. Semiconductor revenues were relatively consistent with the six month period in the prior year; however, the product mix changed significantly. Revenues from VideoCD and Chaoji VCD decoder chips sold into the Chinese market declined due to a reduction in shipments and increased price competition. This decrease was primarily offset by increased volume shipments of DVD decoder chips used in consumer applications and DVD-ROMs on PCs, resulting from wider acceptance of the DVD format. Increases in volume shipments of interactive set-top box decoders and non-linear editing encoders also helped offset the decrease.

   GROSS MARGIN

   C-Cube's gross margin percentage increased to 55.0% in the six months ended June 30, 1999 from 54.1% in the same period in the prior year. This increase was primarily the result of changes in product mix, as sales of products with higher gross margins, including DiviCom encoders, DVD decoders and digital set-top boxes, contributed more to revenues in the second quarter of 1999. The Company also realized operating efficiencies, including reduced material costs for its Semiconductor and DiviCom products, refinement of its semiconductor fabrication process and the reduction of outside manufacturing costs, all of which led to improvements in gross margin during the period. These operating efficiencies were partially offset by higher product transition costs, higher employee-related costs for headcount growth in technology integration and support services and higher project materials costs. The improvements to gross margin were additionally offset by reductions in the average selling prices of many of the Company's semiconductor products during the current period.

   RESEARCH AND DEVELOPMENT EXPENSES

   In the first six months of 1999, research and development expenses were $40.6 million or 21.3% of net revenues, as compared to $36.3 million, or 21.4% of net revenues, for the same period in the prior year. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $33.2 million, or 17.4% of net revenues in the first six months of 1999, as compared to $28.5 million, or 16.8% of net revenues for the same period in the prior year. The increase was primarily due to increased headcount and related expenses.

   OTHER INCOME (EXPENSE)

   Other income, net of other expense, was $4.4 million for the first six months of 1999, an increase from $0.9 million reported for the six months ended June 30, 1998. The increase is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances during the first six months of 1999 compared to the same period last year.

   INCOME TAX EXPENSE

   The Company's effective tax rate for the six months ended June 30, 1999 and 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

   EXTRAORDINARY ITEM

   During the six months ended June 30, 1999, the Company repurchased
$3.4 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes due 2005 at 95.5% of the principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of approximately $33,000 (zero effect per diluted share), net of related income taxes of approximately $23,000. During the six months ended June 30, 1998, the Company repurchased $20.7 million of the face value of the notes at 88.4% of the principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of $1.1 million, or $0.03 per diluted share, net of related taxes of $0.8 million.

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

   The Company's DiviCom segment integrates solutions for customers which involve its own and third party products, with the integrations usually occurring over a number of months. Difficulty in completing the stages of these integrations on the expected schedule can adversely affect the timing of revenue recognition. In addition, DiviCom's business involves transactions which can vary substantially in the portions of DiviCom manufactured products, third party products and services included. These variations can cause substantial differences in gross margin from one contract to another. DiviCom has a number of competitors which are divisions of larger corporations. Such corporations may decide from time-to-time to aggressively lower the prices of products that compete with DiviCom in order to sell related products or achieve strategic goals. Such "strategic pricing" by competitors can place strong pricing pressure on DiviCom products in certain transactions, resulting in lower selling prices and gross margins for those transactions.

   The Company's dependence on the Asian consumer electronics market has started to decline, and the Company believes it will either remain stable or continue to decline in the future, as growth in the encoder, digital satellite broadcast, non-linear editing, digital cable and wireless cable markets generate larger contributions to revenues.* Nevertheless, the substantial seasonality of sales in the consumer electronics market could impact the Company's revenues and net income. In particular, C-Cube believes that there may be seasonality in the Asia-Pacific region related to the Chinese New Year, which falls within the first calendar quarter, which could result in relatively lower product demand during the second and third quarters of each year.* If in the future the geographic mix of the

Company's sales shifts towards the U.S. and Europe, C-Cube would anticipate higher revenues and net income in the third and fourth calendar quarters as system manufacturers in these regions make purchases in preparation for the holiday season, and comparatively less revenues and net income in the first and second calendar quarters.*

   As a result of the foregoing, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in net revenues or net income from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

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

   INFORMATION SYSTEMS. A review of the Company's information systems has been completed and the Company has initiated the work necessary for the existing systems to become Year 2000 compliant. Testing of all information systems has been completed and all systems are believed to be Year 2000 compliant, with the exception of the Return Material Authorization ("RMA") system. The RMA system is planned to be replaced during the fourth quarter of 1999.* The Company has reviewed its hardware and systems infrastructure, such as networks, in order to assess whether they are Year 2000 compliant. Based on the current status of the assessments and remediation plans made to date, the Company is on track to have all critical Year 2000 information systems issues resolved by the fourth quarter of 1999.* The Company has not incurred to date, nor does it expect to incur, material Year 2000 costs pertaining to its information systems and hardware and systems infrastructure.*

   PRODUCTS. The Company has assessed the capabilities of its semiconductor products sold to customers and has not identified any significant problems related to Year 2000 compliance. The Company has identified and assessed the risks related to integrated systems sold by its DiviCom segment. Products manufactured by DiviCom are either believed to be Year 2000 compliant or have an available upgrade to bring them into compliance. To be in compliance for the Year 2000, the Company has suggested to customers that they obtain a full system upgrade. All customers were sent a notification letter during the second quarter of 1999 describing the compliance status of the products purchased by the customer, along with the procedures necessary to bring those products into compliance for the Year 2000. Customers with service contracts and customers with whom the Company has specific Year 2000 contractual obligations have been offered upgrades at no charge. At present, 18 of the top 48 customers in this category have completed the upgrade. It is up to the customer to initiate the request for upgrade based on the offer extended by DiviCom. Most of the remaining requested upgrades are expected to be completed during the third quarter of 1999, with the rest to be completed in the fourth quarter at the request of the customer.* The Company expects to complete the upgrade process before the end of 1999.*

   DiviCom products are often installed with third party hardware and software. The Company has tested the Year 2000 compliance of standard third party hardware and software products included in its systems and has not encountered any non-compliance issues. The Company does not comment as to the Year 2000 compliance of non-standard third party hardware and software products. Accordingly, DiviCom recommends that customers verify the Year 2000 compliance status of non-standard third party hardware and software products and that customers schedule their own Year 2000 system validation tests during 1999 after Year 2000 upgrades are performed. DiviCom has not assessed all possible customer configurations, nor can it anticipate all customer situations, particularly those involving third party products. As a result, the Company may see an increase in warranty and other claims resulting from the Year 2000 transition process. In addition, litigation against the Company regarding Year 2000 compliance issues may occur in the future. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

   OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and assessed for Year 2000 compliance. This assessment determined that the company's security systems were not Year 2000 compliant. The Company has replaced the system with one believed to be Year 2000 compliant. A complete test of the system will be completed during the third quarter of 1999.* All servers and employee desktop computers are in the process of being upgraded, with upgrades scheduled to be completed during the third quarter of 1999.* No other material deficiencies were detected from our assessments.

   SUPPLIERS. C-Cube has contacted its critical suppliers and shippers to inquire whether their operations, products, and services are Year 2000 compliant. All suppliers have responded favorably as to their status of Year 2000 compliance. Where practicable, C-Cube has attempted to mitigate its risks with respect to the failure of primary suppliers to be Year 2000 compliant through contracting with secondary suppliers.* In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies if they have not already been established. However, such failures remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

   CUSTOMERS. The Company is actively responding to all customer requests for compliance and other general information related to its Year 2000 programs.

   GENERAL. The Company does not currently expect its costs associated with the Year 2000 problem to exceed $500,000, and expects to be able to fund these costs through operating cash flows.* While, the company expects to complete its Year 2000 compliance program during the fourth quarter of 1999, the risks associated with the Year 2000 problem can be difficult to identify and to address, and could result in material adverse consequences to the Company.* Even when the Company completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

   As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in a timely manner, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers and customers that new and upgraded information systems and other products will be Year 2000 compliant. The Company has tested certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

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

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments were $239.2 million at June 30, 1999 compared to $207.8 million at the end of 1998. Working capital increased to $275.3 million at June 30, 1999 from $220.5 million at December 31, 1998.

   The Company's operating activities generated cash of $24.5 million in the six months ended June 30, 1999, primarily from net income and a refund of $11.7 million prepaid production capacity rights, partially offset by increased accounts receivable. Receivable days outstanding increased from 35 days at December 31, 1998 to 63 days at June 30, 1999 primarily due to DiviCom's growing contribution to consolidated revenues, as a substantial portion of DiviCom's revenues are generated under long-term contracts which generally have longer payment terms than the semiconductor business.

   C-Cube's investing activities, exclusive of sales and maturities of $129.3 million and purchases of $127.6 million of short-term investments, used cash of $11.8 million, primarily for $9.7 million capital expenditures.

   Cash provided by financing activities was $17.4 million, primarily from proceeds of $20.8 million from sales of stock pursuant to employee stock plans, partially offset by $3.3 million used to repurchase a portion of the Company's Convertible Subordinated Notes.

   At June 30, 1999, the Company had an available bank line of credit of $30.0 million which expires in May 2001. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (7.75% at June 30, 1999). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth, a minimum annual net income (no quarterly loss exceeding $3 million) and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. At June 30, 1999, the Company was in compliance with these covenants, and there were no outstanding balances under this line.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Readers are referenced to "Part II, Item 7A. Quantitative and
Qualitative Disclosures about Market Risk", in the Company's most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 1999, as there have been no material changes since that filing.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on April 27, 1999. At the meeting, the following actions were taken:

                                                     Number of Common Shares Voted
                                                     -----------------------------
                                                                      Votes     Broker
                  Proposal                        For       Against  Withheld  Non-Votes
                  --------                      -------     -------  --------  ---------
         1) Election of Class II directors
            for a three-year term:
              Donald T. Valentine              34,619,836     -       467,452     -
              Alexandre A. Balkanski, Ph.D.    34,635,583     -       451,705     -
              Gregorio Reyes                   34,652,098     -       435,190     -

         2) Ratification of Deloitte &
            Touche LLP as the Company's
            independent public accountants
            for fiscal year ended
            December 31, 1999.                 34,930,608   94,914     61,766     -


Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None.

        (b)  Reports on Form 8-K

             None.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              C-Cube Microsystems Inc.
                                                   (Registrant)


Dated:  August 12, 1999                    By:  /s/  Walt Walczykowski
        ---------------                         ----------------------
                                                  Walt Walczykowski
                                              Vice President of Finance
                                             and Chief Financial Officer