Form 10-Q
period 1999-09-30
C CUBE MICROSYSTEMS INC
filed 1999-11-12
CIK 919870

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from     to

                          Commission File No. 000-23596

                               -------------------

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

As of october 31, 1999, 40,583,589 shares of the registrant's common stock were outstanding.

================================================================================

                            C-CUBE MICROSYSTEMS INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Part I.  Financial Information

ITEM 1.    Financial Statements:

           Condensed Consolidated Balance Sheets

           September 30, 1999 and December 31, 1998 ........................  1

           Condensed Consolidated Statements of Income

           Quarters and Nine Months Ended September 30, 1999 and 1998 ......  2

           Condensed Consolidated Statements of Cash Flows

           Nine Months Ended September 30, 1999 and 1998 ...................  3

           Notes to Condensed Consolidated Financial Statements ............  4

ITEM 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations .............................  7

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk....... 17


Part II. Other Information

ITEM 1.    Legal Proceedings ............................................... 18

ITEM 2.    Changes in Securities and Use of Proceeds ....................... 18

ITEM 3.    Defaults Upon Senior Securities ................................. 18

ITEM 4.    Submission of Matters to a Vote of Security Holders ............. 18

ITEM 5.    Other Information ............................................... 18

ITEM 6.    Exhibits and Reports on Form 8-K ................................ 18

Signatures ................................................................. 19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                   C-CUBE MICROSYSTEMS INC.

                            CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                         (UNAUDITED)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1999           1998 (1)
                                                                   ----           --------
                                            ASSETS
Current assets:
  Cash and equivalents......................................    $  117,098      $  108,224
  Short-term investments....................................       160,275          99,603
  Accounts receivable - net.................................        61,046          36,980
  Inventories...............................................        12,373          16,073
  Deferred income taxes.....................................        11,723          11,170
  Other current assets......................................        14,914          19,977
                                                                ----------      ----------
          Total current assets..............................       377,429         292,027
Property and equipment - net................................        33,881          29,622
Production capacity rights..................................         5,164          12,600
Distribution rights - net...................................         1,359           1,483
Purchased technology - net..................................         5,139           5,921
Other assets................................................         1,995           1,518
                                                                ----------      ----------
          Total.............................................    $  424,967      $  343,171
                                                                ==========      ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................   $   24,356      $   19,942
  Accrued liabilities........................................       31,195          29,007
  Income taxes payable.......................................       12,162          15,551
  Deferred contract revenue..................................        5,537           6,706
  Current portion of long-term obligations...................          368             355
                                                                ----------      ----------
          Total current liabilities..........................       73,618          71,561
Long-term obligations........................................       20,150          23,557
Deferred income taxes........................................        3,230           4,650
                                                                ----------      ----------
          Total liabilities..................................       96,998          99,768
                                                                ----------      ----------
Minority interest in subsidiary..............................          409              28
Stockholders' equity:
  Common stock, $0.001 par value, 150,000 shares authorized;
     shares outstanding: 1999 - 40,477; 1998 - 38,261........      270,932         225,265
  Accumulated other comprehensive loss.......................       (1,992)         (1,852)
  Retained earnings..........................................       58,620          19,962
                                                                ----------      ----------
          Total stockholders' equity.........................      327,560         243,375
                                                                ----------      ----------
          Total..............................................   $  424,967      $  343,171
                                                                ==========      ==========

---------
(1) Derived from the December 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-K of C-Cube Microsystems Inc.


                       See notes to consolidated financial statements.


                                                  C-CUBE MICROSYSTEMS INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         (UNAUDITED)


                                                             QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------     -------------------------------
                                                               1999              1998             1999              1998
                                                               ----              ----             ----              ----
Net revenues.........................................      $   101,368       $    86,162      $   291,922       $   255,997
                                                           -----------       -----------      -----------       -----------
Costs and expenses:
  Cost of revenues...................................           45,210            38,757          130,947           116,768
  Research and development...........................           21,094            18,867           61,659            55,134
  Selling, general and administrative................           17,462            15,207           50,677            43,756
                                                           -----------       -----------      -----------       -----------
     Total...........................................           83,766            72,831          243,283           215,658
                                                           -----------       -----------      -----------       -----------
Income from operations...............................           17,602            13,331           48,639            40,339
Other income, net....................................            2,657             1,636            7,084             2,547
                                                           -----------       -----------      -----------       -----------
Income before income taxes, minority
   interest and extraordinary item...................           20,259            14,967           55,723            42,886
Income tax expense...................................            6,078             4,490           16,717            12,869
                                                           -----------       -----------      -----------       -----------
Income before minority interest and
   extraordinary item................................           14,181            10,477           39,006            30,017
Minority interest in net income (loss) of
   subsidiary........................................              148              (185)             381              (354)
                                                           -----------       -----------      -----------       -----------
Income before extraordinary item.....................           14,033            10,662           38,625            30,371
Extraordinary gain on repurchase of convertible
   notes (net of tax)................................                -             2,356               33             3,494
                                                           -----------       -----------      -----------       -----------
Net income...........................................      $    14,033       $    13,018      $    38,658       $    33,865
                                                           ===========       ===========      ===========       ===========

Basic earnings per share:
  Income before extraordinary item...................      $      0.35       $      0.29      $      0.98       $      0.82
  Extraordinary item (net of tax)....................                -              0.06                -              0.09
                                                           -----------       -----------      ------------      -----------
  Net income.........................................      $      0.35       $      0.35      $      0.98       $      0.91
                                                           ===========       ===========      ===========       ===========

Diluted earnings per share:
  Income before extraordinary item...................      $      0.32       $      0.28      $      0.91       $      0.79
  Extraordinary item (net of tax)....................                -              0.06                -              0.09
                                                           -----------       -----------      ------------      -----------
  Net income.........................................      $      0.32       $      0.34      $      0.91       $      0.88
                                                           ===========       ===========      ===========       ===========
Shares:
  Basic..............................................           40,097            37,424           39,368            37,215
                                                           ===========       ===========      ===========       ===========
  Diluted............................................           45,021            39,686           43,224            40,769
                                                           ===========       ===========      ===========       ===========

                                 See notes to consolidated financial statements.


                                               C-CUBE MICROSYSTEMS INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (IN THOUSANDS)

                                                     (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                          1999             1998
                                                                                          ----             ----
Cash flows from operating activities:
  Net income...................................................................       $    38,658      $    33,865
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Extraordinary gain on repurchase of convertible notes, net of taxes.......               (33)          (3,494)
     Minority interest in subsidiary...........................................               381             (354)
     Depreciation and amortization.............................................            14,397           13,327
     Deferred income taxes.....................................................            (1,973)             207
     Changes in assets and liabilities:
        Receivables............................................................           (23,758)           7,519
        Inventories............................................................             3,749           (1,314)
        Other current assets...................................................               858            2,926
        Accounts payable.......................................................             3,926            7,731
        Accrued liabilities....................................................             7,089            1,946
        Income taxes payable...................................................            (3,412)          11,195
        Production capacity rights.............................................            11,800                -
        Deferred revenue.......................................................            (1,169)           1,195
                                                                                      -----------      -----------
  Net cash provided by operating activities....................................            50,513           74,749
                                                                                      -----------      -----------
Cash flows from investing activities:
  Sales and maturities of short-term investments...............................           188,565           26,956
  Purchases of short-term investments..........................................          (247,989)         (36,073)
  Capital expenditures.........................................................           (17,051)         (14,778)
  Other assets.................................................................            (2,780)             592
                                                                                      -----------      -----------
  Net cash used in investing activities........................................           (79,255)         (23,303)
                                                                                      -----------      -----------
Cash flows from financing activities:
  Bank borrowings..............................................................                 -           39,541
  Repayment of bank borrowings.................................................                 -          (39,541)
  Repayments of capital lease obligations......................................                 4             (411)
  Sale of common stock.........................................................            40,562            7,704
  Repurchase of convertible subordinated notes.................................            (3,271)         (56,077)
                                                                                      -----------      -----------
  Net cash provided by (used in) financing activities..........................            37,295          (48,784)
                                                                                      -----------      -----------
Exchange rate impact on cash and equivalents...................................               321               99
                                                                                      -----------      -----------
Net increase in cash and equivalents...........................................             8,874            2,761
Cash and equivalents, beginning of period......................................           108,224          145,034
                                                                                      -----------      -----------
Cash and equivalents, end of period............................................       $   117,098      $   147,795
                                                                                      ===========      ===========
Supplemental schedule of noncash investing and financing activities:
  Unrealized gain (loss) on investments........................................       $      (295)     $        87
  Equipment acquired under lease...............................................                 -            1,382
  Conversion of notes at option of holder......................................                48                -

Supplemental schedule of cash flow information: Cash paid during the period for:
  Interest.....................................................................       $       818      $     3,659
  Income taxes.................................................................            11,985            1,011


                                 See notes to consolidated financial statements.

                            C-CUBE MICROSYSTEMS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of presentation

         The unaudited condensed consolidated financial statements contained in this report have been prepared by C-Cube Microsystems Inc. ("C-Cube" or the "Company"). In the opinion of management, such financial statements include all normal recurring adjustments and accruals necessary for a fair presentation of the Company's financial position as of September 30, 1999, and the results of operations for the quarters and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. This unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of C-Cube and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Cost is computed using standard costs which approximate actual cost on a first-in, first-out basis. Inventories consist of:

                                           SEPTEMBER 30,    DECEMBER 31,
                                               1999             1998
                                               ----             ----
                                                  (IN THOUSANDS)

            Finished goods.............     $   8,097        $   3,566
            Work-in-process............         2,547            6,281
            Raw materials..............         1,729            6,226
                                            ---------        ---------
                      Total............     $  12,373        $  16,073
                                            =========        =========

3.   Production capacity rights

          In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, TSMC refunded $11.8 million of the advance payment to the Company. TSMC will apply the remaining prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received.

4.   Earnings per share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                QUARTER ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------    -------------------------------
                                                                    1999            1998             1999             1998
                                                                    ----            ----             ----             ----
   Numerator:
    Income before extraordinary item.......................     $   14,033       $   10,662       $   38,625       $   30,371
    Extraordinary item.....................................              -            2,356               33            3,494
                                                                ----------       ----------       ----------       ----------
    Numerator for basic earnings per share.................         14,033           13,018           38,658           33,865
    Addback interest income after tax related to
      convertible shares...................................            186              333              577            2,031
                                                                ----------       ----------       ----------       ----------
    Numerator for diluted earnings per share...............     $   14,219       $   13,351       $   39,235       $   35,896
                                                                ==========       ==========       ==========       ==========
   Denominator:

    Weighted-average shares - denominator for basic
      earnings per share...................................         40,097           37,424           39,368           37,215
    Convertible shares.....................................            633            1,216              660            2,247
    Dilutive common stock equivalents, using
      treasury stock method................................          4,291            1,046            3,196            1,307
                                                                ----------       ----------       ----------       ----------
    Denominator for diluted earnings per share.............         45,021           39,686           43,224           40,769
                                                                ==========       ==========       ==========       ==========

   Basic earnings per share................................     $     0.35       $     0.35       $     0.98       $     0.91
                                                                ==========       ==========       ==========       ==========
   Diluted earnings per share..............................     $     0.32       $     0.34       $     0.91       $     0.88
                                                                ==========       ==========       ==========       ==========

5.   Comprehensive income

         For the quarters ended September 30, 1999 and 1998, comprehensive income, which was comprised of the Company's net income for the periods, changes in accumulated translation adjustments and unrealized gains (losses) on investments, was $14.3 million and $13.1 million, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive income was $38.5 million and $34.0 million, respectively.

6.   Extraordinary item

         During the nine months ended September 30, 1999, the Company repurchased $3.4 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes (the "Notes") due 2005 at 95.5% of the principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of approximately $33,000 (zero effect per diluted share), net of related income taxes of approximately $23,000. During the quarter and nine months ended September 30, 1998, the Company repurchased $42.8 million and $63.5 million of the face value of the Notes at 88.4% of the principal amount, with related accrued interest to the date of repurchase, and recognized extraordinary gains of $2.4 million and $3.5 million, or $0.06 and $0.09 per diluted share, net of related income taxes of $1.6 million and $2.4 million, respectively.

7.   Segment information

         On December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." Readers are referenced to "ITEM 8,
     NOTE 17. SEGMENT INFORMATION" in the Company's most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on March 23, 1999, for further discussion.

         Segment information based on internal company reports used by the chief operating decision maker is as follows (in thousands):

                                                QUARTER ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------     -------------------------------
                                                    1999             1998            1999             1998
                                                    ----             ----            ----             -----
    Revenues:
      Semiconductor...........................  $    52,308      $    47,867     $   158,101      $   153,700
      DiviCom.................................       49,060           38,295         133,821          102,297
                                                -----------      -----------     -----------      -----------
    Consolidated net revenues.................  $   101,368      $    86,162     $   291,922      $   255,997
                                                ===========      ===========     ===========      ===========

    Income from operations:
      Semiconductor...........................  $     8,807      $     6,373     $    27,427      $    24,721
      DiviCom.................................        8,795            6,958          21,212           15,618
                                                -----------      -----------     -----------      -----------
    Consolidated income from operations.......  $    17,602      $    13,331     $    48,639      $    40,339
                                                ===========      ===========     ===========      ===========

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

9.   Subsequent event

         On October 27, 1999, C-Cube entered into an Agreement and Plan of Merger and Reorganization with Harmonic Inc., a Delaware corporation ("Harmonic"), pursuant to which, subsequent to the sale or spin-off of C-Cube's semiconductor business, C-Cube has agreed to merge with and into Harmonic (the "Merger"). The Merger will be effected through the issuance of 0.5427 shares of Harmonic stock for each share of common stock of C-Cube outstanding immediately prior to the consummation of the Merger. The merger is subject to the approval of the stockholders of each company, customary closing conditions, including applicable regulatory clearances, and the spin-off or sale of the semiconductor business. The closing is anticipated to take place during Q1 2000.* Readers are referenced to the Company's Form 8-K filed with the SEC on October 29, 1999 for more information.

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

QUARTER ENDED SEPTEMBER 30, 1999

      The following table sets forth certain operating data as a percentage of net revenues for the quarters ended September 30, 1999 and 1998:

                                                     QUARTER ENDED SEPTEMBER 30,
                                                     ---------------------------
                                                         1999           1998
                                                         ----           ----
    Net revenues...................................     100.0%          100.0%
                                                        -----           -----
    Costs and expenses:
      Cost of revenues.............................      44.6            45.0
      Research and development.....................      20.8            21.9
      Selling, general and administrative..........      17.2            17.6
                                                        -----           -----
              Total................................      82.6            84.5
                                                        -----           -----
    Income from operations.........................      17.4            15.5
    Other income, net..............................       2.6             1.9
                                                        -----           -----
    Income before income taxes, minority
       interest and extraordinary item.............      20.0            17.4
    Income tax expense.............................       6.0             5.2
                                                        -----           -----
    Income before minority interest and
       extraordinary item..........................      14.0            12.2
    Minority interest in net income of subsidiary..       0.1            (0.2)
                                                        -----           -----
    Income before extraordinary item...............      13.8            12.4
    Extraordinary gain (net of tax)................         -             2.7
                                                        -----           -----
    Net income.....................................      13.8%           15.1%
                                                        =====           =====

      MERGER

      On October 27, 1999, C-Cube entered into an Agreement and Plan of Merger and Reorganization with Harmonic Inc., a Delaware corporation ("Harmonic"), pursuant to which, subsequent to the sale or spin-off of C-Cube's semiconductor business, C-Cube has agreed to merge with and into Harmonic (the "Merger"). The Merger will be effected through the issuance of 0.5427 shares of Harmonic stock for each share of common stock of C-Cube outstanding immediately prior to the consummation of the Merger. The merger is subject to the approval of the stockholders of each company, customary closing conditions, including applicable regulatory clearances, and the spin-off or sale of the semiconductor business. The closing is anticipated to take place during Q1 2000.* The Company expects to incur additional costs during the fourth quarter of 1999 and the first quarter of 2000 for legal, accounting and other costs related to the Merger.* Readers are referenced to the Company's Form 8-K filed with the SEC on October 29, 1999 for more information.

      NET REVENUES

      Net revenues in the third quarter of 1999 were $101.4 million, an increase of 17.6% over the $86.2 million reported in the corresponding quarter a year ago. This increase was led by growth in sales of DiviCom's encoder products, primarily attributable to existing customer upgrades to next generation products, contract wins in the cable and satellite markets, and higher selling prices on next generation products due to design improvements and feature and quality enhancements. The growth in revenues was also attributable to increased Semiconductor revenues, primarily from increased volumes of DVD decoder chips used in consumer applications and from increased volumes of codecs for nonlinear editing and video server applications. These increases were partially offset by decreases in revenues of VideoCD and Chaoji VCD decoder chips primarily due to declines in average selling prices.

      DiviCom revenues accounted for 48% of consolidated net revenues for the third quarter of 1999, compared to 44% for the third quarter of 1998. DiviCom integrates solutions for customers which involve its own and third party products, with the integrations usually occurring over a number of months. Difficulty in completing the stages of these integrations on the expected schedule can adversely affect the timing of revenue recognition.

      International revenues accounted for 58% of net revenues for the third quarter of 1999, compared to 56% for the third quarter of 1998. The Company expects that international revenues will continue to represent a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. The earthquake in Taiwan during the third quarter of 1999 caused minimal wafer damage at C-Cube's foundries, but resulted in temporary production delays at such facilities. As a result, production capacity during the fourth quarter of 1999 is anticipated to be constrained; however, C-Cube is working with its existing partner, TSMC, with whom the Company has a capacity agreement, to assure supply of product for the next several years.* In addition, C-Cube has expanded its source of supplies by signing a production capacity agreement for a term of up to three years, with another foundry, United Microelectronics Corporation ("UMC"), during the fourth quarter of 1999.*

      C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions and to other risks including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China continues to be a large market for VideoCD and Chaoji VCD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for those products. The Company has made investments in foundry capacity in Taiwan and is subject to the risk of political instability in Taiwan, including but not limited to the potential for conflict between Taiwan and the People's Republic of China. The Company sells products to customers in Korea and is subject to the risk of economic and political instability in Korea, including the potential for conflict between North and South Korea. In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could have a material adverse effect on the Company's business and results of operations. The Company mitigates this risk through the use of foreign currency hedges for transactions denominated in foreign currencies. However, with respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of and reduce demand for the Company's products relative to competitive products priced in the local currency. The United States has considered trade sanctions against Japan and has had disputes with China relating to trade and human rights issues. If trade sanctions were imposed, Japan or China could enact trade sanctions in response. Because a number of the Company's current and prospective customers and suppliers are located in Japan and China, trade sanctions, if imposed, could have a material adverse effect on C-Cube's business and results of operations. Similarly, protectionist trade legislation in either the United States or foreign countries could have a material adverse effect on the Company's ability to manufacture or sell its products in foreign markets.

      The Asian markets accounted for approximately 43% of total Company sales in the third quarter of 1999 and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* In the third quarter of 1999, most of the Company's sales in Asia were of DVD, VideoCD and Chaoji decoder chips. There can be no assurance that the Company will not experience reduced sales of its semiconductor products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company generally requires prior to shipment into that region.

      GROSS MARGIN

      C-Cube's gross margin for the third quarter of 1999 was 55.4% compared to a gross margin of 55.0% for the same period in the prior year. This moderate improvement was primarily due to a reduction in product transition costs and a moderate improvement in DiviCom product margins over the third quarter of 1998. While the selling prices for semiconductor products have generally declined from the prior year quarter, the Company was able to offset the related impact on gross margin by realizing operating efficiencies, including reduced material costs, refinement of its semiconductor fabrication process and the reduction of outside manufacturing costs.

      DiviCom's business involves transactions which can vary substantially in the portions of DiviCom manufactured products, third party products and services included. These variations can cause substantial differences in gross margin from one contract to another. DiviCom has a number of competitors which are divisions of larger corporations. Such corporations may decide from time-to-time to aggressively lower prices of products that compete with DiviCom in order to sell related products or achieve strategic goals. Such "strategic pricing" by competitors can place strong pricing pressure on DiviCom products in certain transactions, resulting in lower selling prices and gross margins for those transactions.

      The markets into which C-Cube sells its semiconductor products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its semiconductor products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

      C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce in a timely manner lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins. The Company anticipates production capacity at its foundries to be constrained during the fourth quarter of 1999 and the first quarter of 2000 due to production delays caused by the earthquake in Taiwan, which occurred during the third quarter of 1999, and due to higher projected industry demand for semiconductor products causing a reduction of available capacity.* As a result, product costs may increase at a rate faster than C-Cube can offset those increases with other cost-saving measures, which could adversely affect gross margins for semiconductor products during those periods.*

      RESEARCH AND DEVELOPMENT EXPENSES

      In the third quarter of 1999, research and development expenses were $21.1 million, or 20.8% of net revenues, compared with $18.9 million, or 21.9% of net revenues in the third quarter of 1998. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $17.5 million, or 17.2% of net revenues, in the third quarter of 1999, compared to $15.2 million, or 17.6% of net revenues, for the same quarter last year. The increase was primarily due to increased headcount and related expenses, as the Company continues to increase its international coverage in sales and marketing. The increase was also due to higher sales commission expense resulting from the growth in revenues over the third quarter of 1998.

      OTHER INCOME (EXPENSE)

      Other income, net of other expense, increased to $2.7 million for the third quarter of 1999, compared to $1.6 million for the third quarter of 1998. The increase over the prior year quarter is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances.

      INCOME TAX EXPENSE

      The Company's effective tax rate for the third quarters of 1999 and 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

      EXTRAORDINARY ITEM

      During the third quarter of 1999, the Company did not repurchase any of the outstanding balance of its 5-7/8% Convertible Subordinated Notes (the "Notes") due 2005. During the third quarter of 1998, the Company repurchased $42.8 million of the face value of the Notes at 88.4% of principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of $2.4 million, or $0.06 per diluted share, net of related income taxes of $1.6 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999

      The following table sets forth certain operating data as a percentage of net revenues for the nine months ended September 30, 1999 and 1998:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                        1999           1998
                                                        ----           ----
   Net revenues....................................    100.0%         100.0%
                                                       -----          -----
   Costs and expenses:
     Cost of revenues..............................     44.9           45.6
     Research and development......................     21.1           21.5
     Selling, general and administrative...........     17.4           17.1
                                                       -----          -----
             Total.................................     83.3           84.2
                                                       -----          -----
   Income from operations..........................     16.7           15.8
   Other income, net...............................      2.4            1.0
                                                       -----          -----
   Income before income taxes, minority
      interest and extraordinary item..............     19.1           16.8
   Income tax expense..............................      5.7            5.0
                                                       -----          -----
   Income before minority interest and
      Extraordinary item...........................     13.4           11.7
   Minority interest in net income (loss) of
      Subsidiary...................................      0.1           (0.1)
                                                       -----          -----
   Income before extraordinary item................     13.2           11.9
   Extraordinary gain (net of tax).................        -            1.4
                                                       -----          -----
   Net income......................................     13.2%          13.2%
                                                       =====          =====

      PRODUCTION CAPACITY RIGHTS

      In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") to provide additional wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to C-Cube at specified prices and required C-Cube to make two advance payments totaling $49 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, TSMC refunded $11.8 million of the advance payment to the Company. TSMC will apply the remaining prepayment against a portion of the wafer cost as product is delivered to C-Cube. Accordingly, the prepaid amount, which has been allocated between current and long-term assets, will be amortized to inventory as wafers are received.

      NET REVENUES

      Net revenues for the nine months ended September 30, 1999 were $291.9 million, a 14.0% increase from $256.0 million in revenues during the nine month period ending September 30, 1998. This increase was led by growth in sales of DiviCom's encoder products, primarily attributable to existing customer upgrades to next generation products, contract wins in the cable and satellite markets, and higher selling prices on next generation products, due to design improvements and feature and quality enhancements. Semiconductor revenues were slightly higher than in the first nine months of 1998; however, the revenue product mix changed significantly. Revenues from DVD decoder chips used in consumer applications increased due to higher volume shipments, despite price reductions resulting from increasing competition. Revenues from encoder and codec chipsets for broadcast, non-linear editing and video server applications increased due to higher volume shipments. These increases were largely offset by a reduction in revenues from VideoCD decoder chips due to reduced shipments and increased price competition.

      GROSS MARGIN

      C-Cube's gross margin percentage increased to 55.1% in the nine months ended September 30, 1999 from 54.4% in the nine month period in the prior year. This increase was primarily the result of changes in product mix, as sales of products with higher gross margins, including DiviCom encoders, DVD decoders and digital set-top boxes, contributed more to revenues in the first nine months of 1999 than the first nine months of 1998. While the selling prices for semiconductor products have generally declined from the prior year, the Company was able to offset the related impact on gross margin by realizing operating efficiencies, including reduced material costs, refinement of its semiconductor fabrication process and the reduction of outside manufacturing costs.

      RESEARCH AND DEVELOPMENT EXPENSES

      In the first nine months of 1999, research and development expenses were $61.7 million or 21.1% of net revenues, as compared to $55.1 million, or 21.5% of net revenues, for the same period in the prior year. The increase in research and development expenses primarily represents additional employee-related costs associated with increases in product engineering staff, reflecting the Company's continuing efforts to provide digital video solutions at the chip and systems levels.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $50.7 million, or 17.4% of net revenues in the first nine months of 1999, as compared to $43.8 million, or 17.1% of net revenues for the same period in the prior year. The increase was primarily due to increased headcount and related expenses, and also due to higher sales commission expense resulting from the growth in revenues over the first nine months of 1998.

      OTHER INCOME (EXPENSE)

      Other income, net of other expense, was $7.1 million for the first nine months of 1999, an increase from $2.5 million reported for the nine months ended September 30, 1998. The increase is primarily due to higher interest income earned on higher average cash and investment balances and lower interest expense on lower average outstanding debt balances during the first nine months of 1999 compared to the same period last year.

      INCOME TAX EXPENSE

      The Company's effective tax rate for the nine months ended September 30, 1999 and 1998 was 30%. The Company's effective tax rate is less than the combined federal and state statutory rate primarily due to tax credits and lower foreign tax rates.

      EXTRAORDINARY ITEM

      During the nine months ended September 30, 1999, the Company repurchased $3.4 million of the face value of the Company's 5-7/8% Convertible Subordinated Notes due 2005 at 95.5% of the principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of approximately $33,000 (zero effect per diluted share), net of related income taxes of approximately $23,000. During the nine months ended September 30, 1998, the Company repurchased $63.5 million of the face value of the notes at 88.4% of the principal amount, with related accrued interest to the date of repurchase, and recognized an extraordinary gain of $3.5 million, or $0.09 per diluted share, net of related taxes of $2.4 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      On October 27, 1999, C-Cube entered into an Agreement and Plan of Merger and Reorganization with Harmonic Inc., a Delaware corporation ("Harmonic"), pursuant to which, subsequent to the sale or spin-off of C-Cube's semiconductor business, C-Cube has agreed to merge with and into Harmonic (the "Merger"). The consummation of the Merger and the sale or spin-off of the semiconductor business may have a material effect on the Company's financial statements taken as a whole, as the execution of these transactions may contribute to the Company's results differing from the investment community's expectation in a given quarter. These activities may result in the cancellation of orders and additional charges to earnings. The success of the merger between C-Cube and Harmonic may require, among other things, integration or coordination with a different company culture, management team organization and business infrastructure. It may also require the development, manufacture and marketing of C-Cube's product offerings with Harmonic's products in a way that enhances the performance of the combined business or product line. Successful integration of the companies depends on a variety of factors, including the hiring and retention of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities. The success of the semiconductor business may depend on a variety of factors, including the hiring and retention of key employees and management team and business infrastructure reorganization. All of these efforts require varying levels of management resources, which may temporarily adversely impact business operations.

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

      INFORMATION SYSTEMS. Testing of all information systems has been completed and all systems are believed to be Year 2000 compliant.* The Company has reviewed its hardware and systems infrastructure, such as networks, and believes all critical Year 2000 information systems issues have been resolved.* The Company has not incurred to date, nor does it expect to incur, material Year 2000 costs pertaining to its information systems and hardware and systems infrastructure.*

      PRODUCTS. The Company has assessed the capabilities of its semiconductor products sold to customers and has not identified any significant problems related to Year 2000 compliance. The Company has also identified and assessed the risks related to integrated systems sold by its DiviCom segment. Products manufactured by DiviCom are either believed to be Year 2000 compliant or have an available upgrade to bring them into compliance. To be in compliance for the Year 2000, the Company has suggested to customers that they obtain a full system upgrade. All customers were sent a notification letter during the second quarter of 1999 describing the compliance status of the products purchased by the customer, along with the procedures necessary to bring those products into compliance for the Year 2000. Customers with service contracts and customers with whom the Company has specific Year 2000 contractual obligations have been offered upgrades at no charge. At present, the majority of the customers in this category have completed the upgrade. It is up to the customer to initiate the request for upgrade based on the offer extended by DiviCom. The remaining requested upgrades are expected to be completed during the fourth quarter of 1999.*

      DiviCom products are often installed with third party hardware and software. The Company has tested the Year 2000 compliance of standard third party hardware and software products included in its systems and has not encountered any non-compliance issues. The Company does not comment as to the Year 2000 compliance of non-standard third party hardware and software products. Accordingly, DiviCom recommends that customers verify the Year 2000 compliance status of non-standard third party hardware and software products and that customers schedule their own Year 2000 system validation tests during 1999 after Year 2000 upgrades are performed. DiviCom has not assessed all possible customer configurations, nor can it anticipate all customer situations, particularly those involving third party products. As a result, the Company may see an increase in warranty and other claims resulting from the Year 2000 transition process. In addition, litigation against the Company regarding Year 2000 compliance issues may occur in the future. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

      OPERATIONS AND INFRASTRUCTURE. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and assessed for Year 2000 compliance. The Company has replaced and tested systems found to be non-compliant, and believes all current systems are Year 2000 compliant.* All servers and employee desktop computers have been upgraded for Year 2000 compliance. No other material deficiencies were detected from our assessments.

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

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term investments were $277.4 million at September 30, 1999 compared to $207.8 million at the end of 1998. Working capital increased to $303.8 million at September 30, 1999 from $220.5 million at December 31, 1998.

      The Company's operating activities generated cash of $50.5 million in the nine months ended September 30, 1999, primarily from net income and a refund of $11.8 million prepaid production capacity rights, partially offset by a $23.8 million increase in accounts receivable. Receivable days outstanding increased from 35 days at December 31, 1998 to 54 days at September 30, 1999 primarily due to DiviCom's growing contribution to consolidated revenues, as a substantial portion of DiviCom's revenues are generated under long-term contracts which generally have longer payment terms than the semiconductor business. During the fourth quarter of 1999, the Company signed a production capacity agreement with UMC for which the Company expects to pay a $20 million refundable deposit to UMC during the first quarter of 2000.*

      C-Cube's investing activities, exclusive of sales and maturities of $188.6 million and purchases of $248.0 million of short-term investments, used cash of $19.8 million, primarily for $17.1 million capital expenditures.

      Cash provided by financing activities was $37.3 million, primarily from proceeds of $40.6 million from sales of stock pursuant to employee stock plans, partially offset by $3.3 million used to repurchase a portion of the Company's Convertible Subordinated Notes.

      At September 30, 1999, the Company had an available bank line of credit of $30.0 million which expires in May 2001. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.25% at September 30, 1999). The line of credit agreement requires that the Company, among other things, maintain a minimum tangible net worth, a minimum annual net income (no quarterly loss exceeding $3 million) and certain financial ratios. In addition, this agreement prohibits the payment of cash dividends. At September 30, 1999, the Company was in compliance with these covenants, and there were no outstanding balances under this line.

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

      Readers are referenced to "PART II, ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK", in the Company's most recent Annual Report on Form 10-K, filed with the SEC on March 23, 1999, as there have been no material changes since that filing.

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

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit
                  Number          Description
                  -------    -----------------------
                   27.1       Financial Data Schedule

           (b)    Reports on Form 8-K

                  On October 29, 1999, C-Cube filed a report on Form 8-K relating to a change in control of registrant, as presented in a press release dated October 27, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               C-Cube Microsystems Inc.
                                                    (Registrant)

Dated:  November 11, 1999                   By: /s/  Walt Walczykowski
       ----------------------------------      -----------------------------
                                                   Walt Walczykowski
                                                Vice President of Finance
                                               and Chief Financial Officer