Form 10-K405
period 1999-12-31
C CUBE MICROSYSTEMS INC
filed 2000-04-28
CIK 919870

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 000-23596

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________TO ___________

                                   ----------

                            C-CUBE MICROSYSTEMS INC.

             (Exact name of registrant as specified in its charter)

                                   ----------
                 DELAWARE                             77-0192108
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

                             1778 MCCARTHY BOULEVARD

                           MILPITAS, CALIFORNIA 95035

                                 (408) 490-8000

    (Address, including zip code, and phone number, including area code, of
                   Registrant's principal executive offices)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:    NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001 PAR VALUE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

     The aggregate market value of the Registrant's common stock held by non-affiliates on February 4, 2000 (based upon the average of the high and low sales prices of such stock as of such date) was $3,502,180,126.

     As of February 4, 2000, 44,331,394 shares of the Registrant's common stock were outstanding.

================================================================================

                            C-CUBE MICROSYSTEMS INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                          Page

                                     PART I

Item 1   Business .......................................................   1

Item 2   Properties .....................................................  17

Item 3   Legal Proceedings ..............................................  17

Item 4   Submission of Matters to a Vote of Security Holders ............  17


                                  PART II

Item 5   Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................  18

Item 6   Selected Financial Data ........................................  19

Item 7   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................  21

Item 7A. Quantitative and Qualitative Disclosure About Market Risk ......  27

Item 8   Financial Statements and Supplementary Data ....................  28

Item 9   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure........................................  46

                                 PART III

Item 10. Directors and Executive Officers of C-Cube Microsystems Inc. ...  47

Item 11. Executive Compensation .........................................  50

Item 12. Security Ownership of Certain Beneficial Owners and Management .  57

Item 13. Certain Relationships and Related Transactions .................  58

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   59

Exhibit Index............................................................  60

Signatures...............................................................  63

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

                                     PART I

ITEM 1.   BUSINESS

      On October 27, 1999, C-Cube entered into an Agreement and Plan of Merger and Reorganization with Harmonic Inc., a Delaware corporation ("Harmonic"), pursuant to which, subsequent to the spin-off of C-Cube's semiconductor business, C-Cube has agreed to merge with and into Harmonic (the "Merger"). The Merger will be effected through the issuance of 0.5427 shares of Harmonic stock for each share of common stock of C-Cube outstanding immediately prior to the consummation of the Merger. The Merger is subject to the approval of the stockholders of each company, customary closing conditions and the spin-off of the semiconductor business. For information regarding the financial effects of the Merger, readers are referenced to the "Liquidity and Capital Resources" discussion in Item 7.

      C-Cube Microsystems Inc. (referred to in this document as "C-Cube" or the "Company") was established as a California corporation in 1988 and reincorporated in Delaware in 1994. C-Cube designs, manufactures, and sells semiconductors and systems for digital video applications. As a leading supplier of the semiconductors used in digital video applications, C-Cube's Semiconductor division has played a major role in enabling the growth of digital video. The primary customers for C-Cube semiconductors are original equipment manufacturers
(OEMs). Many of the products that use C-Cube's semiconductors are sold directly to consumers, for example, VideoCD (video compact disc) and DVD (digital video disc). C-Cube's set-top box semiconductors reach consumers through deployments by service providers such as cable companies and direct satellite broadcasters. Other C-Cube semiconductors are found in professional applications for broadcast transmission, post-production editing and content creation.

      Beyond its role as a world-class supplier of semiconductors, C-Cube is also a leading provider of digital video broadband communication systems through its DiviCom subsidiary. Acquired by C-Cube in 1996, DiviCom designs, manufactures and sells a full spectrum of products and systems that enable the transmission of digital video, audio, and data over a variety of networks including satellite, wireless, terrestrial, fiber and cable. With both systems and semiconductor divisions focused exclusively on digital video applications, C-Cube is uniquely positioned to support the continued growth of digital video in a number of important consumer and communication markets.

      DIGITAL VIDEO IN THE 1990S

      The 1990s saw analog video, in use since the inception of television in the 1930s, begin to give way to digital video applications. Digital video provides two major benefits over analog video: it can be compressed to improve storage and transmission efficiency, and it suffers little or no perceptible image degradation in transmission or duplication. Combining these advantages with the development of new media such as compact discs has created new markets such as VideoCD and DVD video. By focusing exclusively on digital video throughout its existence, C-Cube has developed a substantial body of expertise in compression and decompression technology for digital video. This expertise represents a significant store of intellectual property that positions C-Cube to participate in and in many cases drive the growth of both mature and developing markets for digital video applications.

      THE IMPORTANCE OF STANDARDS

      As was the case in the personal computer market, industry standards have proven critical to customer acceptance of digital video technology. Standards enable customers to speed integration of products, develop multiple supplier sources, and prolong the life of infrastructure investments through upgrades and enhancements. C-Cube actively supports and participates in the standardization efforts of ISO (International Standards Committee) and other industry organizations active in creating standards for still-image and digital video compression. In many cases, C-Cube's products incorporate support for multiple standards to allow OEMs the maximum flexibility in developing products for markets in which standards are in flux.

      The early growth of digital video was enabled by the JPEG (Joint Photographic Experts Group) for still-image compression and the MPEG (Moving Pictures Experts Group) standards for digital video and audio compression. The MPEG-1 standard enabled the first digital video consumer products such as VideoCD, while the more recent MPEG-2 standard has become the accepted compression format in diverse applications such as broadcast transmission, professional editing, and DVD. C-Cube was and continues to be an active participant in the development and growth of the MPEG standards.

      The second half of the 1990s witnessed a major shift in video acquisition from analog to digital. This trend started in professional broadcast production applications and migrated into consumer markets such as camcorders. The preeminent standard in this arena is the DV format and its professional versions, DVCAM and DVPRO, which were developed by a consortium of consumer electronics companies and are now supported by 60 companies, including Sony, Panasonic, JVC, and Philips. C-Cube has incorporated support for the DV format in many of its professional broadcast and editing products.

      An emerging technology in the consumer electronics market is recordable DVD, which offers greatly increased storage capacity over the recordable CDs currently available. A number of competing technical standards for recordable DVD have been proposed by various industry leaders and consortia, including DVD-RAM, backed by Toshiba, Matsushita, JVC and others; DVD+RW, developed by Sony, Philips, Hewlett-Packard and others; and DVD-R/W, supported by Pioneer and MMVF (for MultiMedia Video File), an NEC initiative.

C-Cube's recordable DVD codecs are compatible with all these proposed standards.

      To meet the often-conflicting goals of interoperability, reliability and efficiency, nearly all new systems for broadcasting digital video implement new standards such as DAVIC/DVB and DOCSIS, as well as various standards for conditional access of premium programming. Increasingly, companies that broadcast digital video realize that they need to foster interoperability and competition among their equipment suppliers. Accordingly, adherence to industry standards is a key requirement for suppliers in this market. C-Cube's DiviCom division has a strong commitment to standards and open architectures in all of its product lines.

      ENCODING ALGORITHMS: C-CUBE'S INTELLECTUAL PROPERTY

      Creating and using digital video requires both encoding (compressing the data) and decoding (restoring the compressed data to viewable form). An important factor in the encoding process is determining which parts of the original video signal can be discarded or reduced without significantly affecting the reconstructed image. These decisions are made by encoding algorithms, which are mathematical rules that govern how the large volume of uncompressed video is reduced to a manageable size without adversely affecting image quality. C-Cube's core strength has been its expertise in the development, testing and refinement of compression algorithms. These mathematical formulas are proprietary and represent vital intellectual property of C-Cube. By incorporating these highly efficient and powerful algorithms into our products, C-Cube has consistently been recognized as an industry leader in digital video encoding.

      C-Cube attempts to protect its technology through a combination of patents, copyrights, trade secret laws, confidentiality procedures and licensing arrangements. C-Cube has several issued United States patents, and has several U.S. applications pending. The Company intends to continue to seek patents on its technology where appropriate.

      There can be no assurance that patents will issue from any pending applications or that any claims allowed from existing or pending patents will be sufficiently broad to protect C-Cube's technology. While C-Cube intends to protect its intellectual property rights vigorously, there can be no assurance that any patents held by C-Cube will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to C-Cube.

      END-TO-END COMMUNICATIONS SOLUTIONS

      Cable operators, Internet service providers (ISPs) and broadcasters face a growing technical challenge as they plan and deploy real-time digital video transmission systems. These next-generation systems incorporate new system and network technologies that are often outside of the service provider's core competency. C-Cube's DiviCom division has benefited from this trend through its experience in a range of digital video technologies as well as expertise in integrating those technologies into complete end-to-end network systems. By combining video compression technologies with network and communications technologies, DiviCom creates innovative products for producers and distributors of video and video-enhanced information. Products include MPEG audio/video encoders, multiplexing and network management systems, as well as a wide range of support and integration services. Based on the MPEG-2 international standard, DiviCom's products enable digital video broadcasting over a variety of broadband networks including satellite, terrestrial broadcast (VHF, UHF), cable, wireless cable and telephone networks.

MARKET TRENDS

      As a market-driven enterprise, C-Cube targets its product development process to key trends in its target markets. This section describes some of the trends in home media products, broadband networking products and communications systems, and highlights the competitive advantages that C-Cube brings to each market.

    HOME MEDIA PRODUCTS

      An important and growing market for digital video products is home entertainment based on optical media such as DVD and VideoCD as well as magnetic media such as hard discs in personal computers. The trends in this market area are creating new and varied opportunities for C-Cube's semiconductor encoders, decoders and codecs.

      Digital Video Disc (DVD): Strong Growth in 1999

      Sales of DVD players accelerated substantially in 1999. A recent report by market research firm eBrain called DVD "the fastest selling CE [consumer electronics] product of all time" based on 1999 sales of nearly four million units. The proliferation of titles in retail outlets has contributed to this growth, as well as falling prices due to increased manufacturing volumes. In 2000, C-Cube believes that DVD players sales will continue to grow in North America and will begin to make gains in developing countries such as China.*

      Market research firm Cahners In-Stat designated C-Cube as the market share leader in supplying MPEG-2 chips for DVD players in 1998. C-Cube believes that its expertise in digital video and long-term experience in designing and manufacturing MPEG-2 decoders will continue to allow it to compete effectively in this growing market area.

      VideoCD: A Mature Market

      The first mass-market application for digital video was the emergence of VideoCD players in China during the last half of the 1990s. While higher-quality DVD players are becoming more popular in China, VideoCD and its recent enhancement, Chaoji VCD, which was introduced in 1998, continue to sell well based on lower prices than DVD players and greater numbers of VideoCD titles available.

      C-Cube dominated the market for MPEG-1 decoders used in VideoCD players during the early years of the product's growth and, even in the face of strong and aggressive competition by a number of semiconductor vendors, continues to be a leading supplier of decoders to VideoCD and Chaoji VCD OEMs. Furthermore, the working relationships built with Chinese consumer electronics OEMs provide a basis for C-Cube to compete effectively in other emerging market opportunities in China such as DVD and digital set-top boxes.

      Recordable DVDs: Potential VCR Replacement

      An important new development in digital video is the potential for a consumer product that replaces the video cassette recorder (VCR). Such products would include the ability to record broadcast programming onto removable DVDs and to play back commercial DVD titles and user-recorded programming. Key advantages of disc-based recording include higher video quality of digital versus analog recording, the convenience of discs over tape, and the ability to integrate the recording function with other desirable consumer features such as easy program recording and timeshifting of programs.

      C-Cube believes that rapid growth in this market will occur only when single-chip codecs reach a low enough price point to enable a recordable unit at mass-market prices. Once this milestone is achieved, C-Cube believes the potential for wide consumer acceptance of a digital, disc-based VCR replacement is high.* C-Cube's digital video codec products and relationships with consumer electronics OEMs position it to compete effectively for design wins as this market develops.

      DVD Playback for Personal Computers

      Computer makers and users are increasingly embracing digital video as the most flexible and feature-rich data type for educational, entertainment, communication and training applications. DVD-ROMs offer significant speed and capacity advantages over CD-ROMs and are experiencing rapid adoption rates.

      Personal computer OEMs are now offering add-in DVD decoder cards bundled with DVD-ROM drives as options for their desktop models. Some OEMs began bundling the DVD-ROM and decoder cards as part of build-to-order system offerings. Compared to software-only decoders, DVD decoder cards offer advantages such as TV-output, full Dolby Digital surround sound and the ability to use the computer for other tasks while a DVD video is being played. However, as computer processor speeds continue to increase, software-only-decoders are becoming the more dominant solution for the personal computer market.

      New portable PC models are also being designed as DVD-ready and often feature the DVD decoder installed directly on the motherboard as opposed to using an add-on card. This architecture allows the playback of full-motion video from DVD discs while maximizing battery life.

      Professional Digital Video Editing

      Personal computers are extensively used for digital video editing and video encoding in production studios. C-Cube's customers include a number of OEMs who develop and market products for personal computer video editing. In 1999, these OEMs moved away from the motion JPEG (MJPEG) standard that had dominated the market in the past, opting instead for MPEG- and DV-based products. MPEG video editing products offer better compression ratios than MJPEG or DV products and are compatible with MPEG-based media such as DVDs. DV-based products interface well with consumer DV products such as digital camcorders. C-Cube's codec products for this market incorporate support for both MPEG and DV and include the ability to translate between the DV and MPEG formats in real time.

      Personal Desktop Editing

      Sophisticated features such as non-linear video editing, once the province of professional studios, are now coming to the consumer and prosumer markets in the form of personal desktop editing systems. An important enabling factor is the availability of low-cost recordable CD drives, which provide a convenient and cost-effective means to store edited digital video. This trend is expected to accelerate in 2000, as the higher capacity recordable DVD drives become more common in personal computers.*

    BROADBAND NETWORKING PRODUCTS

      Broadband entertainment is continuing its transition into the digital arena, creating new potential markets for C-Cube's semiconductors. The home entertainment trends discussed earlier have created new opportunities for convergence products that incorporate both broadcast and disc-based entertainment in a single consumer product.

      Digital Set-Top Boxes in Retail Channels

      The Federal Communications Commission (FCC) has mandated that digital set-top boxes must be available in consumer retail channels by June 2000. This move favors products that are standards-based in contrast to the proprietary set-top box architectures that have characterized North American cable television. Whereas the market for set-top boxes had previously been dominated by two principal suppliers, General Instrument and Scientific Atlanta, now consumer OEMs can compete effectively for set-top box sales in retail outlets. C-Cube's traditional strength with consumer OEMs should allow it to compete effectively for design wins in the digital set-top market.*

      Enhanced Set-Top Features

      Cable and satellite service providers are increasingly competing for subscribers based on features. To address this trend, set-top boxes must offer an increasing range of features such as two-way interactivity, Internet connectivity and support for IP telephony services. These features require both encoding and decoding functions as opposed to the decode-only solutions used in previous generations of digital set-top boxes, and thus create market opportunities for codec suppliers such as C-Cube.* Also, C-Cube has supplied decoders for a number of set-top box manufacturers in the past, and expects these relationships to prove valuable in developing the codec-based set-tops of the future.*

      Digital Video Recorders

      1999 saw the introduction of digital video recorders from several OEMs including TiVo and Replay. These recorders are connected to a television input signal (cable or antenna) and enable high-quality recording of broadcast television programming onto a hard disc located within the box. The controls are similar to a VCR, featuring record, pause, rewind and playback buttons. Digital video recorders allow users to timeshift programs, that is, to pause and rewind live programming. They are marketed in retail channels and can be supplemented with services such as weekly broadcast guides and automatic recording of user-selected programs.

      Digital video recorders use codec (encode and decode) technology. The analog television signal is encoded in digital form for storage on the internal hard disc and then is decoded back to analog form for playback. C-Cube's strong product offerings in MPEG codecs is expected to create opportunities for design wins in this emerging market segment.*

    BROADBAND SYSTEMS

      C-Cube addresses the broadband communications systems market primarily through its DiviCom division. 1999 saw a continuation of the migration from analog to digital in all segments of the broadcast market coupled with a trend toward increased service offerings to subscribers. As these developments place demands on the available spectrum space, DiviCom's traditional strength in high-quality, high-efficiency compression technology continues to allow it to compete effectively for customers in all segments of the communications systems market.*

      Growth in Digital Cable and Terrestrial

      The cable segment saw increased deployments of interactive services in a number of geographies, primarily in North America and Europe. Cable service providers continue to upgrade the level of their services using a variety of approaches including switched digital video, fiber-to-the-curb (FTTC) and hybrid-fiber cable (HFC).

      In North America, terrestrial broadcasters are continuing to migrate to digital television according to the FCC timeline. Most broadcasters offer at least standard definition (SD) digital broadcasting and many have added high definition (HD) broadcasts for some part of their programming. HD trials are underway in some targeted geographies such as the UK.

      New Deployments in Developing Countries

      Wireless (often referred to as Multichannel Multipoint Distribution Systems or MMDS) is an attractive choice for many developing countries, particularly in Latin America and Asia, that lack the infrastructure of cable and terrestrial broadcasting. 1999 saw a number of new deployments of MMDS television in developing countries.

      In addition, China is expected by many observers to begin deployment of a cable infrastructure in late 2000 and should have substantial cable subscribers in 2001 and 2002.* C-Cube's working relationships with Chinese OEMs and government agencies involved in consumer entertainment should allow it to compete for systems business in this emerging geographical market.*

      Expanded Service Offerings

      In general, service providers are deploying additional services as a means to penetrate new geographic markets in developing countries and to compete for subscribers in North America and the developed countries. More providers are offering some form of interactivity or Internet connectivity as a premium service in addition to their traditional programming options. Data broadcasting applications and multicasting are additional opportunities for service providers to attract new subscribers and develop new revenue sources.

      DSL Trials Underway

      Telephone service providers such as the regional Bell operating companies (RBOCs) initiated a number of trial deployments in 1999 featuring video over DSL (Digital Subscriber Line). Services using the existing telephone infrastructure have a strong potential for two-way applications such as e-commerce and interactive games.

PRODUCTS

      C-Cube supplies products for three market areas: home media, broadband networking and broadband systems products. Each of these areas had important product introductions in 1999:

      Home Media:

      o   ZiVA DVD-3 Decoder
      o   CL8830 Chaoji VCD MPEG-2 Audio/Video Processor

      Broadband Networking:

      o   DVxpert-HD High-Definition Broadcast Encoder
      o   DVxpert 5120 Single-Chip Broadcast Codec

      Broadband Systems:

      o   MediaView MV 400 High-Definition Program Encoder
      o   MediaView MV45 Program Encoder

    HOME MEDIA PRODUCTS

      Recordable Digital Video

      While DVD playback has achieved increasing success in both consumer players and personal computer applications, C-Cube believes that the high-volume applications of digital video in the consumer world depend on the ability to both record and play back DVD-quality video. C-Cube contributed to the development of this technology with its introduction in 1998 of the DVxplore(TM) line of consumer codecs. DVxplore codecs are the first single-chip consumer products to support both MPEG and DV formats. In 1999, C-Cube teamed with Microsoft to develop drivers, sample applications and other software support to help hardware developers incorporate DVxplore into recordable digital video products based on the Windows and Windows CE operating systems.

      DVD Decoders

      C-Cube's ZiVATM family of DVD products includes decoders and system-level design solutions for consumer and multimedia original equipment manufacturers. The ZiVA DVD decoder family incorporates several critical DVD functions into a single chip. C-Cube addresses a critical concern of content owners with SecureViewTM copy protection and decryption technology. SecureView made ZiVA decoders the first single-chip products to support the DVD consortium's copy protection scheme.

      C-Cube continued to enhance its ZiVA family of DVD products in 1999 with the introduction of the ZiVA-3 DVD Decoder, a third-generation device for consumer DVD players. The ZiVA-3 decoder features a 50-MIPS audio DSP running C-Cube's proprietary RealSonic(TM) audio technology. OEM manufacturers JVC, Samsung and LG Electronics announced plans to build DVD players based on the ZiVA-3 decoder.

      Chaoji VCD Decoders

      Continuing its leadership role in Chaoji VCD, in 1999 C-Cube introduced the CL8830 Chaoji VCD Audio/Video Processor. The CL8830 is a full-featured product incorporating C-Cube's patented RealSonic technology, which offers high audio quality in home theater and Karaoke applications. Leading OEMs including BBK, Beijing Philips, Malata, Nintaus, Samsung, SAST and Xiamin announced plans to introduce Chaoji VCD products based on the CL8830. In addition, C-Cube partnered with ITE Corporation to develop a Windows CE solution for Chaoji VCD players, which will allow users to surf the World Wide Web using Microsoft's Project Venus technology.

      VideoCD Decoders

      While Chaoji VCD represents the leading edge VCD technology, VideoCD continues to generate substantial retail sales in the China market. C-Cube's CL680 Advanced VideoCD Decoder provides VideoCD OEMs with an NTSC/PAL encoder, improved ClearView(TM) error concealment technology and a new WideSound(TM) feature, which simulates a surround-sound experience from two stereo channels.

      Codecs for Digital Video Recorders

      As described earlier, the DVxplore line of consumer codecs are enabling digital home recording applications based on removable optical media. These same codecs are also being used by OEMs as the basis for digital video recorders, which are products that record broadcast programming onto an internal magnetic hard disc and are usually bundled with broadcast services such as programming guides and automatic recording services. A number of OEMs announced plans in 1999 to introduce digital video recorders based on C-Cube's DVxplore, including JVC and FAST Multimedia. Also, C-Cube teamed with Western Digital to create a reference platform which will enable OEMs to rapidly design digital video recorders based on C-Cube semiconductors and Western Digital hard drives.

      Professional Editing Encoders

      As noted earlier, the professional editing industry moved away from Motion JPEG-based editors to MPEG- and DV-based editors in 1999. C-Cube's DVxpress(TM) codec was a key driving technology enabling this shift with its proprietary Frame-Accurate MPEG Editing (FAME) algorithm and dual-stream decoding, two capabilities needed for professional non-linear editing. Addressing the reality of a two-format environment, DVxpress-MX codecs can support both MPEG and DV video formats to allow mixed-format editing in which, for example, an MPEG stream and a DV stream are edited together. This innovation is particularly important because DV is the most popular format for consumer and professional digital camcorders, while MPEG is the prevailing standard for transmission. A number of leading manufacturers of editing equipment incorporated the DVxpress into their professional product lines in 1999, including Avid Technology, Matrox, Pinnacle Systems, FAST Multimedia and Accom.

    BROADBAND NETWORKING PRODUCTS

      C-Cube's broadband networking products fall into three main categories: encoders, decoders and codecs (combination of encoder and decoder). Encoders are primarily used for editing and transmitting programming content, while decoders are incorporated into set-top boxes and receivers. Codecs are targeted at a number of new and emerging markets using recording and playback, most notably the digital video recorder segment. Each of these categories saw new product introductions and design wins in 1999.

      Broadcast and Distribution Encoders

      C-Cube introduced two new DVxpert(TM) products in 1999: the DVxpert 5120 Single-Chip MPEG Codec and the DVxpert-HD High-Definition Broadcast Encoder Chipset. The DVxpert 5120 is targeted at two-way video networking applications such as streaming video, enabling the creation and playback of broadcast-quality video over narrow, middle and broadband Internet pipes. Optibase, a provider of streaming media solutions for broadband applications, announced plans to use the DVxpert 5120 to provide video encoding for Cisco Systems' video-over-IP networking products. The DVxpert-HD chipset replaces discrete and semi-programmable HD solutions with a scalable and programmable design, which results in easier integration and lower overall system costs.

      DVxpert broadcast encoders target applications such as distribution, contribution, DVD authoring and video servers. All DVxpert encoders use C-Cube's patented PerfectView(TM) feature, which ensures clear image quality with advanced capabilities such as pre-filtering, error masking and inverse telecine.

      Interactive Set-top Box Decoders

      The primary broadband application for MPEG-2 decoders is in the set-top box market. Recognizing the trends toward the convergence of digital broadcast, Internet access, interactivity and advanced graphics, C-Cube brought out the AViA@tv(TM) platform in November 1998 to address the needs of the set-top OEM. Using set-tops based on AViA@tv products, service providers can now develop and deploy additional revenue-generating features and services such as continuous two-way data exchange, advanced graphical user interfaces, interactive advertising and Internet services such as e-mail on TV, home banking and on-line shopping. The AViA@tv line includes C-Cube's integrated FlickerFilter(TM), which dramatically improves the visual quality of HTML text displayed over video, an important feature for interactive applications. AViA@tv provides the MAC (Media Access Control) for two-way network support so cable providers can deliver the interactive multimedia applications needed for next-generation services. The AViA@tv multi-planar graphics enable the development of a rich graphical user interface. Key design wins for AViA@tv products in 1999 included betaresearch, Philips and Pace Micro Technology.

      In January of 1999, C-Cube acquired the communication technology, patents and personnel of the company formerly known as TV/Com to reinforce the Company's strategic thrust into the arena of broadband communications network products. A key strategic advantage of this acquisition was that TV/Com's products have been successfully deployed in the same networks and set-top boxes as C-Cube's MPEG solutions. Through this purchase, C-Cube gained access to key people, intellectual property and designs including modulation and demodulation technology. The combination of these capabilities with the designs and software from C-Cube's AViA@tv product family and expertise in analog design should allow C-Cube to develop state-of-the-art, highly integrated solutions for interactive digital TV.*

      With this acquisition, C-Cube is now able to service the end-to-end requirements of a digital video network, including video compression in the head end, network interfaces and the full spectrum of data, video, audio and graphics requirements in the consumer terminal. This complete spectrum of products enables a new generation of interactive services available through the TV in the living room, including web-based e-commerce, video e-mail and voice over the Internet.

    BROADBAND SYSTEMS

      C-Cube provides broadband communication systems through its DiviCom division. DiviCom products are standards-based and open, allowing their customers to choose solutions that provide the best cost/performance value for specific applications. DiviCom makes extensive use of C-Cube Semiconductor's products and support to design leading-edge products for the markets it services. DiviCom also supplements its product offerings with services including systems integration, consulting, training and technical support.

      The DiviCom product line consists of: encoders, multiplexers, conditional access systems, data networking products, network management products, control and automation products and professional services.

      Encoders

      The workhorses of a digital video broadcast facility continue to be the program encoders. DiviCom had its initial successes in supplying high-quality, reliable program encoders, and this market continues to be both strategic and profitable for C-Cube. The MediaView(TM) line of program encoders provides MPEG-2 compression of video, audio and data channels. Using sophisticated signal pre-processing, noise reduction and encoding algorithms, these encoders produce high-quality video and audio at low data rates. Their compliance with MPEG-2 and Digital Video Broadcasting (DVB) standards ensures interoperability with other products and systems.

      In 1999, DiviCom broadened the MediaView line with the introduction of two new products: the MediaView MV45 Program Encoder and the MediaView MV400 High-Definition Program Encoder. The MV45 features three significant improvements in digital television: advanced compression technology, greater processing power and superior noise management. Together, these new features allow broadcasters to carry a larger number of channels within their allocated bandwidth, while maintaining high image quality. The MV45 encoder incorporates three C-Cube DVxpert encoder chips.

      Designed for flexibility, the MV400 offers broadcasters a choice of 1080I, 720P and 480P DTV and supports ATSC, DVB, and ISDB (Japanese) standards. Also powered by DVxpert, the MediaView MV400 was given the "Pick of Show" award for high-definition encoding at the 1999 National Association of Broadcasters show.

      Multiplexers

      In a broadcast facility, the video, audio and data streams must be combined or multiplexed into a single stream prior to transmission. DiviCom's MediaNodeTM MN20 Remultiplexer performs this task, combining MPEG-2 compressed streams from various sources into a single MPEG-2 transport stream. Sources are DiviCom program encoders or third-party devices such as video servers. The MN20 Remultiplexer is especially designed for flexible distribution to all types of networks including satellite, broadcast, cable, wireless cable and telephone networks. The MN20 Remultiplexer also provides scrambling and monitoring/decoding capabilities.

      Conditional Access System (CAS)

      Conditional access defines how a digital television signal is encrypted or scrambled and is at the heart of pay-TV systems worldwide. DiviCom's implementation of the DVB SimulCryptTM standard allows several conditional access systems to be used in a single head end system, in conjunction with the DVB Common Scrambling Algorithm. By deploying SimulCrypt, DiviCom customers can increase their market penetration by enabling set-top receivers using different conditional access standards to view their programming. Service providers who adopt SimulCrypt can select conditional access and compression vendors independently to allow more flexibility in system design and procurement.

      Data Networking Products

      Service providers are competing for new subscribers and increased revenues by broadening their service offerings. DiviCom addresses this need in the satellite broadcasting market with its DiviCastTM Data Encapsulator and Multiplexer. DiviCast supports the transmission of IP (Internet Protocol) data over MPEG-2 networks for data broadcasting applications. Using DiviCast, digital television service providers can increase revenue by offering their customers high-speed data services such as "push" information broadcasts, multimedia streaming, file transfers and Internet/intranet access. Broadcast Engineering Magazine chose DiviCast as its prestigious "Pick Hit" award for best product exhibited at NAB in 1999.

      DiviCom's InterSectTM Interactive Set-top Box Controller addresses a similar need in the cable industry by allowing service providers to deliver TCP/IP traffic to their subscribers over two-way hybrid fiber coax (HFC) networks. Each InterSect controller can support thousands of individual set-top boxes and can be managed from a central facility or distributed locations using standard Internet network management protocols.

      Control and Automation Products

      Modern digital networks are a diverse array of hardware and software components from a variety of vendors and using a number of network protocols and standards. Network management is the glue that holds it all together, the tool that lets service providers monitor and control their networks. Because of its special expertise in digital video, audio and data, DiviCom is uniquely qualified to help service providers with the network management side of their operations. The TheSysTM Network Management Family includes a full range of products that service providers can adapt and configure to meet the needs of their deployments. The TheSys Family includes these individual products:

     o TheSys Controller: Allows network operator to configure and manage a digital video network

     o System monitor: Remote configuration, monitoring, alarm control, and bandwidth validation

     o    Alarm manager: Advanced features for fault isolation and alarm logging

     o Bandwidth manager: Analyses network traffics and provides visual monitoring tools

     o    Professional Services and Customer Support

      DiviCom has long recognized the need of service providers to have a working partner in integrating and deploying their digital broadcasting systems. By offering services that complement their products, DiviCom can compete more effectively for system business while generating service-related revenues from existing customers. DiviCom's DiviSysTM technology integration group provides consulting and implementation services to DiviCom customers worldwide. DiviSys draws upon its expertise in broadcasting television, communications networking and compression technology to design, integrate and install complete business solutions. DiviSys offers a broad range of services including program management, budget analysis, technical design and planning, parts inventory management, building and site preparation, equipment installation and integration, end-to-end system testing and comprehensive customer training.

      The DiviSys group also has extensive experience in integrating DiviCom products with numerous third-party products and services. This capability includes the procurement and integration of encoders, multiplexers, system/network controllers, ATM and TCP/IP network equipment, NVOD servers, modulators, transmitters, antennas, downlink systems, satellite dishes/IRDs, subscriber management systems, conditional access systems for pay-per-view, electronic program guides and diagnostics/quality assurance tools.

      DiviTecTM, DiviCom's customer service and support organization, provides technical support to DiviCom customers. The DiviTec Service Agreement provides for a customized set of services for ongoing maintenance, support-on-demand and customer training.

CUSTOMERS


=========================== ====================================== =================================================
          MARKET                         APPLICATION                                  CUSTOMERS
=========================== ====================================== =================================================

        Home Media                     Recordable DVD                                Samsung, NEC
                            -------------------------------------- -------------------------------------------------
                                         DVD players                 JVC, Samsung, LG Electronics, Hitachi, Acer
                            -------------------------------------- -------------------------------------------------
                                 Chaoji and VideoCD players            BBK, Nintaus, Malata, Changhong, Yuxing,
                                                                       Skyworth, Hitaker, Beijing Philips, SAST
                            -------------------------------------- -------------------------------------------------
                                         Digital VHS                                     JVC

=========================== ====================================== =================================================
                                                                         Philips, Pace Micro, Pioneer, Nokia,
        Broadband                   Digital set-top boxes                  Sagem, Samsung, Sony, Panasonic,
        Networking                                                            General Instrument, Zenith
                            -------------------------------------- -------------------------------------------------
                                        Video editing                Matrox, Avid, Pinnacle, FAST, Accom, Dazzle
                                                                             Multimedia, Metabyte, Ulead
                            -------------------------------------- -------------------------------------------------
                                     Broadcast encoding              DiviCom, General Instrument, NDS, Optibase,
                                                                                  Scientific Atlanta

=========================== ====================================== =================================================

        Broadband                       Digital cable                  MediaOne, Time Warner, Telegeneve, NTL,
         Systems                                                   Cablevision, DirecTV, GTE Media Ventures, Canal+
                            -------------------------------------- -------------------------------------------------
                                 Direct satellite broadcast           Echostar, Mega Media Broadcasting, CBSat,
                                                                            CanalSatellite, APT Satellite
                            -------------------------------------- -------------------------------------------------
                                       Wireless cable                 GTE, Look Communications, TV Distribution
                                                                              System, Shenzhen Broadcast
                            -------------------------------------- -------------------------------------------------
                                Digital terrestrial broadcast       Paxson Communications, Thomcast, Infravision,
                                                                                         WHTV
                            -------------------------------------- -------------------------------------------------
                                       Video over DSL                                 Bell South

=========================== ====================================== =================================================



      During 1999 and 1998, no individual customer accounted for 10% or more of net revenues. During 1997, sales to Sinorex, a distributor, accounted for 20% of net revenues.

RESEARCH AND DEVELOPMENT

      C-Cube believes that the continued introduction of new products in its target markets is essential to its growth. As of December 31, 1999, the Company had 476 full-time employees engaged in research and development. Expenditures for research and development in 1999, 1998 and 1997 were approximately $84.4 million, $74.0 million and $64.2 million, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards. In addition, markets for C-Cube's products are characterized by intense price competition. As the markets for the Company's products develop and competition increases, C-Cube anticipates that product life cycles will shorten and average selling prices will decline.* In particular, the average selling price and product gross margin for each of the Company's products will decline as such products mature and as per order unit volumes for such products increase.* The Company's operating results will depend to a significant extent on its ability to continue to successfully introduce new products on a timely basis and to reduce costs of existing products.* In particular, C-Cube currently intends to announce several new products over the next year, including next generation MPEG-2 decoders.* There can be no assurance that these products will be successfully developed or will achieve market acceptance, and these products are not expected to contribute significantly to revenues in the first half of 2000.* The failure of any of these products to be successfully introduced and achieve market acceptance could have a material adverse effect on the Company's business and results of operations. In addition, the Company continues to sell a number of earlier generation products; any failure to manage the transition to new products effectively could have a material adverse effect on the Company's business and results of operations.

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

      In the United States, the Company sells its products through direct sales channels, independent representatives and distributors. The Company records revenues from product sales to customers at the time of shipment. The Company records revenues from systems sales under contract accounting. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time revenues from product sales are recorded. Generally, the Company pays its independent sales representatives on a commission basis. As of December 1999, C-Cube has North American regional sales offices in California, Florida, Georgia, Quebec and Virginia, and international sales offices in the United Kingdom, France, Korea, China, Singapore, Taiwan and Japan. In Japan, C-Cube sells products through the direct sales force of C-Cube Japan, Inc. (CCJ) and two distributors. CCJ was formed by the Company and Kubota Corporation in 1988 and is currently owned 65% by C-Cube and 35% by Kubota. The primary business of CCJ is the marketing, sales and support of the Company's products in Japan. Internationally, the Company has commissioned sales representatives or distributors in Australia, Canada, Denmark, France, Germany, Great Britain, Hong Kong, Ireland, India, Israel, Italy, Korea, Latin America, Malaysia, Philippines, Scandinavia, Singapore and Taiwan.

INTERNATIONAL BUSINESS ACTIVITIES

      During 1999, 1998 and 1997, international revenues accounted for approximately 60%, 62% and 65% of the Company's net revenues, respectively, and C-Cube believes that international revenues will continue to account for a significant portion of net revenues.* The Company's success will depend in part upon its ability to manage international marketing and sales operations. In addition, C-Cube purchases a substantial portion of its manufacturing services from foreign suppliers. C-Cube's international manufacturing and sales are subject to changes in foreign political and economic conditions, and to other risks, including currency or export/import controls, changes in tax laws, tariffs and freight rates and changes in the ownership and/or leadership of international customers that may result in delayed or canceled orders. For example, China is the primary market for VideoCD and Chaoji VCD players utilizing the Company's decoder products. As a consequence, any political or economic instability in China could significantly reduce demand for the Company's products.

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

      In addition, the Company sells certain of its products in international markets and buys certain products from its foundries in currencies other than the U.S. dollar and, as a result, currency fluctuations could, in the long term, have a material adverse effect on the Company's business and results of operations. The Company mitigates this risk through the use of foreign currency hedges for transactions denominated in foreign currencies. However, with respect to international sales that are denominated in U.S. dollars, increases in the value of the U.S. dollar relative to foreign currencies can increase the effective price of, and reduce demand for, the Company's products relative to competitive products priced in the local currency.

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

      The Asian consumer electronics markets accounted for approximately 43%, 49% and 55% of total Company sales in 1999, 1998 and 1997, respectively, and are expected to continue to account for a substantial, though declining, percentage of sales in the future.* Asia has experienced economic instability in the past few years, characterized by increases in idle production capacity, real estate vacancies, unemployment and bank failures, and has resulted in currency devaluation, falling consumer spending and domestic price deflation. Any of these factors could significantly reduce the demand for the end-user goods in which the Company's products are incorporated. A significant portion of the Company's sales in Asia were of decoder chips, which are used in DVD, VideoCD and Chaoji VCD players. The Company believes purchases of these products are not as likely to be deferred as are purchases of higher priced consumer durables and production equipment, which have dramatically impacted U.S. export sales.* However, there can be no assurance that the Company will not experience reduced sales of its products into Asia because of declining consumer spending or because of its customers' increasing difficulty in obtaining letters of credit, which the Company requires prior to shipment.

MANUFACTURING

      The Company has chosen to use independent silicon foundries to fabricate its integrated circuits. Assembly, test and packaging are also subcontracted to third parties. This approach enables the Company to concentrate its resources on product design and development, where the Company believes it has greater competitive advantages. the Company continually evaluates alternative sources for wafer assembly and test capacity.

      During 1999, the Company's semiconductor devices were fabricated using complementary metal oxide semiconductor (CMOS) process technology with 0.5 micron, 0.35 micron, 0.30 micron and 0.25 micron and 0.22 micron process feature sizes, using either three, four or five layers of metal interconnect. In 1999, the Company began designing with 0.18 micron process technology. Production fabricated wafers are tested by the fabrication facility to Company specifications. Once the fully tested and accepted wafers are received by the Company, the die are assembled into packages by subcontractors, primarily located in Taiwan and Korea. The Company utilizes multiple assembly subcontractors for its products. In 1999, the Company has invested in new information technology tools that improve the speed and quality of subcontract management.

     The Company has wafer production capacity agreements with Taiwan Semiconductor Manufacturing Co., Ltd. and with United Microelectronics Corporation. Details of these agreements are provided in the "Production Capacity" discussion in Item 7.

      The Company believes that an increase in the demand for semiconductor chips over currently expected levels, or a failure of manufacturing capacity in the industry to grow at anticipated rates could result in greater difficulty in obtaining adequate manufacturing capacity, increased prices and increased lead times.* The Company's future operating results depend in substantial part on its ability to increase the capacity available to it from its existing or new foundries. In order to secure such capacity, the Company has considered and will continue to consider various possible transactions, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of chips over extended periods, joint ventures or other partnership relationships with foundries.* There can be no assurance that the Company will be able to make any such arrangement in a timely fashion, or at all, that the Company will not require additional issuances of equity or debt in order to raise capital for any such arrangements or that any such financing would be available to the Company on acceptable terms, or at all. If the Company were not able on a timely basis to obtain additional manufacturing capacity, its business and results of operations would be materially and adversely affected.

      The Company sources its integrated circuit products from Matsushita Electronics Corporation, UMC, TSMC and Yamaha. This dependence on a small number of foundries subjects the Company to risks associated with an interruption in supply from these foundries. In connection with the manufacture of its newer products, the Company needs to continue to evaluate and qualify new foundries that employ advanced manufacturing and process technologies, which are currently available from a limited number of foundries. For example, certain of the new products that the Company intends to introduce require advanced process technology. The Company has in the past experienced increased costs and delays in connection with the qualification of new foundries. There can be no assurance that any delays, cost increases or quality problems resulting from the qualification of new foundries will not have a material adverse effect on the Company's business and results of operations

      The Company's reliance on subcontractors to manufacture and assemble its products involves significant risks, including reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity and potential misappropriation of the Company intellectual property. The Company obtains manufacturing capacity through forecasts that are generated in advance of expected delivery dates. The Company's ability to obtain the manufacturing capacity necessary to meet the future demand for its products is based on its ability to accurately forecast such future demand. If the Company fails to accurately forecast such future demand, the Company may be unable to timely obtain an adequate supply of chips necessary to manufacture the number of products required to satisfy the actual demand. There can be no assurance that the Company will continue to accurately forecast the future demand for its products and obtain sufficient manufacturing capacity in the future.

      The Company has from time-to-time experienced disruptions in supply, although none of those disruptions have to date materially adversely affected results. There can be no assurance that wafer fabrication or assembly problems will not occur in the future or that any such disruptions will not have a material adverse effect upon the Company's results of operations. Further, there can be no assurance that suppliers who have committed to provide product will do so, or that the Company will meet all conditions imposed by such suppliers. Failure to obtain an adequate supply of products on a timely basis would delay product delivery to the Company's customers, which would have a material adverse effect on the Company's business and results of operations. In addition, the Company's business could also be materially and adversely affected if the operations of any supplier are interrupted for a substantial period of time, or if the Company is required, as a result of capacity constraints in the semiconductor industry or otherwise, to increase the proportion of chips or finished goods purchased from higher cost suppliers in order to obtain adequate product volumes.

      The markets into which the Company sells its products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its products over the life cycle of each product.* In order to offset or partially offset declines in the selling prices of its products, the Company must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors.* Since the Company does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time, it may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. The failure of the Company to design and introduce, in a timely manner, lower cost versions of existing products or new products with higher gross margins, or to successfully manage its manufacturing subcontractor relationships would have a material adverse effect on the Company's gross margins.

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

      In the market for consumer electronics semiconductors, principal competitors include ESS Technology, Inc., SGS-Thomson and Zoran as well as several large, integrated Japanese and Korean consumer electronics companies, such as Sony and MEC, which have their own semiconductor design and manufacturing capacity. In the personal computer segment of the consumer electronics market, principal C-Cube competitors include the increasingly powerful microprocessors that are now available from, among others, Intel, AMD and Motorola, as well as hardware solutions from Zoran and IBM. Graphics chip manufacturers such as ATI, S3 Incorporated and Trident Microsystems, Inc. are also potential competitors. In the market for communications decoders, C-Cube's principal competitors include SGS-Thomson and Philips.

      IBM is the principal competitor in the broadcast encoder market. Principal competitors in the codec market include IBM, Sony, iCompression, and Stream Machines. C-Cube expects that other companies will introduce competing encoder products in the future.* Although the timing of the production availability of such encoders is uncertain, their availability could have an adverse impact on C-Cube's encoder product revenues and margins. C-Cube may also face increased competition in the future from new entrants into its markets.* As the markets for C-Cube's products develop, competition from large semiconductor companies, such as SGS-Thompson and Phillips, and from vertically integrated companies such as Sony and MEC, may increase significantly.* If C-Cube can offer low-cost hardware solutions, then it may continue to compete with providers of software solutions such as National and AMD, and manufacturers of central processing units such as Intel, AMD and Motorola.* The ability of C-Cube to compete successfully in the rapidly evolving markets for high-performance video compression technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price and the efficiency of production, the pace at which customers incorporate C-Cube's integrated circuits into their products or technologies, success of competitors' products and general economic conditions. There can be no assurance that C-Cube will be able to compete successfully in the future.

      A variety of other approaches to digital video compression have been introduced, including wavelets, fractal image compression, proprietary compression algorithms and software only solutions. Competitor companies are designing products around these and other alternative approaches. In addition, manufacturers of general-purpose microprocessors, such as Intel, and graphics chip manufacturers, such as Chromatics, are positioning their products as offering digital video compression capability. There can be no assurance that system manufacturers will not use such processors for video compression applications. While MPEG has become the accepted standard, any of the alternative approaches, individually or collectively, could be adopted on a widespread basis in the emerging video compression market. If this were to happen, C-Cube's business and results of operations would be materially and adversely affected.

      In the broadband system business, DiviCom competes with vertically integrated system suppliers including General Instrument, Scientific Atlanta, SGS-Thomson and Philips, as well as focused system suppliers such as Tandberg and Barco. C-Cube believes that its DiviCom subsidiary competes favorably based on its expertise and focus in the area of digital video network systems and its constituent components such as digital video compression, digital network and transmission technology. In addition, DiviCom possesses the practical knowledge and experience required to design, manufacture, integrate and support such systems in real-world deployments. Several of these competitors, including General Instrument, Scientific Atlanta and Philips have been established in the analog technology market for many years.

INTELLECTUAL PROPERTY AND LICENSES

      The Company attempts to protect its technology through a combination of patents, copyrights, trade secret laws, confidentiality procedures and licensing arrangements. As of December 31, 1999, the Company has 69 issued United States patents and 41 U.S. patent applications pending and has filed certain corresponding applications in certain foreign jurisdictions. These patents expire at various times from 2010 to 2018. The Company intends to continue to seek patents on its technology where appropriate. Notwithstanding its patent position, the Company believes that, in view of the rapid pace of technological change in the semiconductor industry, the technical experience and creative skills of its engineers and other personnel are the most important factors in determining the Company's future technological success.

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

EMPLOYEES

      As of December 31, 1999, the Company had approximately 1,062 employees, 476 of whom are engaged in, or directly support, the Company's research and development, 284 of whom are in sales and marketing, 183 of whom are in operations and 119 of whom are in administration. C-Cube's employees are not represented by any collective bargaining agreement, and the Company has never experienced a work stoppage. C-Cube believes its employee relations are good.

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

ITEM 2.   PROPERTIES

      C-Cube's principal facilities consist of approximately 303,000 square feet of space in six buildings located in Milpitas, California. This space is leased pursuant to five agreements that expire on various dates through April 14, 2005. These facilities are occupied by both segments of the Company. The Company intends to assign or sublease the three buildings currently occupied by its the Company segment from Harmonic for a period of up to two years subsequent to the consummation of the merger with Harmonic Inc.* The Company believes its existing facilities and other available facilities will be adequate to meet its requirements for at least the next 12 months.*

ITEM 3.   LEGAL PROCEEDINGS

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

                                                   HIGH          LOW
    1998:
      First Quarter........................    $  22 1/4    $  17 5/8
      Second Quarter.......................       24 11/16     15 11/16
      Third Quarter........................       20 3/16      14 9/16
      Fourth Quarter.......................       29 13/16     15 1/4

    1999:

      First Quarter........................    $  30 1/16   $  17 5/8
      Second Quarter.......................       32           18 3/4
      Third Quarter........................       43 29/32     26 5/8
      Fourth Quarter.......................       62 13/16     35 1/8


      At February 4, 2000, the Company had 687 holders of record of its common stock and 44,331,394 shares outstanding.

      The market price of C-Cube's common stock has fluctuated significantly since its initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as stockholder approval of the merger with Harmonic, future merger or acquisition activity, announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor or digital video networking companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

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

ITEM 6.   SELECTED FINANCIAL DATA

      The following selected consolidated financial data for each of the five years in the period ended December 31, 1999 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report.


                                                                     YEARS ENDED DECEMBER 31,

                                                    1999         1998         1997         1996         1995
                                                 ----------   ----------   ----------   ----------   -------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net revenues:
   Product..................................      $407,648     $351,797     $337,012     $319,758     $123,190
   Development contracts....................            --           --           --           --        1,412
                                                  --------     --------     --------     --------     --------
        Total...............................       407,648      351,797      337,012      319,758      124,602
                                                  --------     --------     --------     --------     --------
Costs and expenses:
   Cost of product revenues.................       181,891      160,839      151,333      144,985       59,253
   Research and development.................        84,366       74,031       64,204       44,177       14,342
   Selling, general and administrative......        69,437       60,512       52,732       39,002       19,227
   Purchased in-process technology..........            --           --           --      131,349        3,800
                                                  --------     --------     --------     --------     --------
        Total...............................       335,694      295,382      268,269      359,513       96,622
                                                  --------     --------     --------     --------     --------
Income (loss) from operations...............        71,954       56,415       68,743      (39,755)      27,980
Other income (expense), net.................        10,456        4,239       (1,757)         (28)       2,059
                                                  --------     --------     --------     --------     --------
Income (loss) before income taxes, minority
   interest and extraordinary item..........        82,410       60,654       66,986      (39,783)      30,039
Income tax expense..........................        24,723       18,196       22,895       32,944        4,933
                                                  --------     --------     --------     --------     --------
Income (loss) before minority interest and
   extraordinary item.......................        57,687       42,458       44,091      (72,727)      25,106
Minority interest in net income (loss) of
   subsidiary...............................           442         (337)        (248)         318          211
                                                  --------     --------     --------     --------     --------
Income (loss) before extraordinary item.....        57,245       42,795       44,339      (73,045)      24,895
Extraordinary gain on repurchase of
   convertible notes (net of tax)...........            33        3,494           --           --           --
                                                  --------     --------     --------     --------     --------
Net income (loss)...........................      $ 57,278     $ 46,289     $ 44,339     $(73,045)    $ 24,895
                                                  ========     ========     ========     ========     ========
Basic earnings (loss) per share: (1)

   Income (loss) before extraordinary item..      $   1.44     $   1.14     $   1.21     $  (2.15)    $   0.78
   Extraordinary item (net of tax)..........            --         0.09           --           --           --
                                                  --------     --------     --------     --------     --------
   Net income (loss) per share..............      $   1.44     $   1.24     $   1.21     $  (2.15)    $   0.78
                                                  ========     ========     ========     ========     ========
Diluted earnings (loss) per share: (1)

   Income (loss) before extraordinary item..      $   1.30     $   1.11     $   1.15     $  (2.15)    $   0.74
   Extraordinary item (net of tax)..........           --          0.09           --           --           --
                                                  --------     --------     --------     --------     --------
   Net income (loss) per share..............      $   1.30     $   1.19     $   1.15     $  (2.15)    $   0.74
                                                  ========     ========     ========     ========     ========

Shares used in computation: (1)

   Basic....................................        39,891       37,382       36,497       33,928       31,819
                                                  ========     ========     ========     ========     ========
   Diluted..................................        44,571       40,754       41,683       33,928       35,000
                                                  ========     ========     ========     ========     ========
PRODUCT GROSS MARGIN DATA:

Net product revenues........................      $407,648     $351,797     $337,012     $319,758     $123,190
Cost of product revenues....................       181,891      160,839      151,333      144,985       59,253
                                                  --------     --------     --------     --------     --------
Product gross margin........................      $225,757     $190,958     $185,679     $174,773     $ 63,937
                                                  ========     ========     ========     ========     ========
Product gross margin percentage.............         55.4%        54.3%        55.1%        54.7%        51.9%
                                                  ========     ========     ========     ========     ========
BALANCE SHEET DATA:

Cash and short-term investments.............      $319,653     $207,827     $166,350     $ 82,246     $144,089
Working capital.............................       367,450      220,466      208,391      124,487      158,577
Total assets................................       496,309      343,171      304,108      279,515      203,526
Short-term debt and current portion of
   long-term obligations....................           742          355          608       25,337        3,093
Long-term obligations, net of current portion       18,869       23,557       87,462       87,700       88,010
Stockholders' equity........................       398,792      243,375      175,415      118,572       87,535


(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income (loss) per share.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                     1999                                        1998
                                  ------------------------------------------  ------------------------------------------
                                   FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER

                                                 (IN THOUSANDS, EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

Net revenues...................   $115,726   $101,368    $94,095    $96,459    $95,800    $86,162    $82,518    $87,317
                                  --------   --------    -------    -------    -------    -------    -------    -------
Costs and expenses:
   Cost of product revenues....     50,944     45,210     41,852     43,885     44,071     38,757     36,997     41,014
   Research and development....     22,707     21,094     20,661     19,904     18,897     18,867     18,596     17,671
   Selling, general and
     administrative............     18,760     17,462     16,855     16,360     16,756     15,207     13,963     14,586
                                  --------   --------    -------    -------    -------    -------    -------    -------
          Total................     92,411     83,766     79,368     80,149     79,724     72,831     69,556     73,271
                                  --------   --------    -------    -------    -------    -------    -------    -------
Income from operations.........     23,315     17,602     14,727     16,310     16,076     13,331     12,962     14,046
Other income (expense), net....      3,372      2,657      2,310      2,117      1,692      1,636        638        273
                                  --------   --------    -------    -------    -------    -------    -------    -------
Income before income taxes,
     minority interest and
     extraordinary item........     26,687     20,259     17,037     18,427     17,768     14,967     13,600     14,319
Income tax expense.............      8,006      6,078      5,111      5,528      5,327      4,490      4,083      4,296
                                  --------   --------    -------    -------    -------    -------    -------    -------
Income before minority interest
     and extraordinary item....     18,681     14,181     11,926     12,899     12,441     10,477      9,517     10,023
Minority interest in net income
     (loss) of subsidiary......         61        148        261        (28)        17       (185)       (28)      (141)
                                  --------   --------    -------    -------    -------    -------    -------    -------
Income before extraordinary item    18,620     14,033     11,665     12,927     12,424     10,662      9,545     10,164
Extraordinary gain on repurchase
     of convertible notes (net
     of tax)..... .............         --         --         --         33         --      2,356      1,138         --
                                  --------   --------    -------    -------    -------    -------    -------    -------
Net income.....................   $ 18,620   $ 14,033    $11,665    $12,960    $12,424    $13,018    $10,683    $10,164
                                  ========   ========    =======    =======    =======    =======    =======    =======

Diluted earnings per share: (1)
  Income before extraordinary
     item......................   $   0.40   $   0.32    $  0.28    $  0.32    $  0.31    $  0.28    $  0.25    $  0.27
  Extraordinary item (net of
     tax)......................         --         --         --         --         --       0.06       0.03         --
                                  --------   --------    -------    -------    -------    -------    -------    -------
  Net income per share.........   $   0.40   $   0.32    $  0.28    $  0.32    $  0.31    $  0.34    $  0.28    $  0.27
                                  ========   ========    =======    =======    =======    =======    =======    =======
Shares used in computation (1).     47,424     45,021     42,925     41,344     40,708     39,686     41,485     41,137
                                  ========   ========    =======    =======    =======    =======    =======    =======
Gross margin percentage........      56.0%      55.4%      55.5%      54.5%      54.0%      55.0%      55.2%      53.0%
                                  ========   ========    =======    =======    =======    =======    =======    =======

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the computation of net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of net revenues for the years ended December 31, 1999, 1998 and 1997:

                                                            YEARS ENDED DECEMBER 31,
                                                           1999      1998      1997
                                                           -----     -----     -----
  Net revenues........................................     100.0%    100.0%    100.0%
                                                           -----     -----     -----
  Costs and expenses:
    Cost of product revenues..........................      44.6      45.7      44.9
    Research and development..........................      20.7      21.0      19.1
    Selling, general and administrative...............      17.0      17.2      15.6
                                                           -----     -----     -----
            Total.....................................      82.3      84.0      79.6
                                                           -----     -----     -----
  Income from operations..............................      17.7      16.0      20.4
  Other income (expense), net.........................       2.6       1.2      (0.5)
                                                           -----     -----     -----
  Income before income taxes, minority interest
     and extraordinary item...........................      20.2      17.2      19.9
  Income tax expense..................................       6.1       5.2       6.8
                                                           -----     -----     -----
  Income before minority interest and
     extraordinary item...............................      14.2      12.1      13.1
  Minority interest in net income (loss) of subsidiary       0.1      (0.1)     (0.1)
                                                           -----     -----     -----
  Income before extraordinary item....................      14.1      12.2      13.2
  Extraordinary gain on repurchase of convertible
     notes (net of tax)...............................        --       1.0        --
                                                           -----     -----     -----
  Net income..........................................      14.1%     13.2%     13.2%
                                                           =====     =====     =====

      MERGER

      On October 27, 1999, C-Cube entered into an Agreement and Plan of Merger and Reorganization with Harmonic Inc., a Delaware corporation ("Harmonic"), pursuant to which, subsequent to the spin-off of C-Cube's semiconductor business, C-Cube has agreed to merge with and into Harmonic (the "Merger"). The Merger will be effected through the issuance of 0.5427 shares of Harmonic stock for each share of common stock of C-Cube outstanding immediately prior to the consummation of the Merger. The Merger is subject to the approval of the stockholders of each company, customary closing conditions and the spin-off of the semiconductor business. The closing is anticipated to take place during the second quarter of 2000.* For further information regarding the financial effects of the Merger, see "Liquidity and Capital Resources" discussion herein. For more information about the Merger, readers are referenced to the Company's Form 8-K filed on October 29, 1999.

      PRODUCTION CAPACITY

      In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to the Company at specified prices and required the Company to make two advance payments totaling $49.0 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, the Company signed a second amendment to its agreement with TSMC which resulted in a refund to the Company of $11.7 million and an extension of the term of the agreement to 2003. Advance payments associated with wafer production capacity rights are amortized over the shorter of the contract period or the actual delivery of wafers in relation to the total amount of wafers purchased under the agreement. At December 31, 1999, remaining production capacity rights were $6.4 million, of which $1.4 million was included in other current assets and $5.0 million was classified as a non-current asset.

      In the fourth quarter of 1999, the Company signed a production capacity agreement with United Microelectronics Corporation (UMC) to provide chip production capacity in the years 2000 to 2002, for which it paid a $20 million refundable payment in January 2000. This deposit allows for certain discounts on purchased capacity based upon the quantities purchased. The agreement does not commit the Company to purchase chips, but does guarantee the availability of a set capacity of chips at "not to exceed" prices.

      NET REVENUES

      Net revenues increased 15.9% to $407.6 million in 1999 compared to $351.8 million in 1998. This increase was led by growth in sales of DiviCom's encoder products, primarily attributable to existing customer upgrades to next generation products, contract wins in the cable and satellite markets, and higher selling prices on next-generation products, based on design improvements and feature and quality enhancements. Semiconductor division revenues increased slightly over 1998; however, the product mix changed significantly. Revenues from DVD decoder chips used in consumer applications increased significantly due to higher volume shipments, despite price reductions resulting from increased competition. Revenues from encoder and codec chipsets for set-top, broadcast and non-linear editing applications increased due to higher volume shipments. The increases discussed above were largely offset by reductions in VideoCD and Chaoji VCD decoder chip revenues due to reduced shipments and increased price competition.

      In 1998, net revenues increased 4.4% to $351.8 million compared to $337.0 million in 1997. Revenue from the Company's family of encoder products increased due to growth in sales of communications products, which was led by DiviCom and increased sales of the Company's DVxpress and DVxpert families of codecs. Revenue from MPEG-2 decoder chips used primarily in digital set-top boxes and in DVD-ROMs on PCs increased from 1997 due to customers' adoption of the Company's AViA and ZiVA families of decoder chips and the wider acceptance of the DVD format. The Company also had sales from the introduction of its Chaoji VCD decoder. These increases were partially offset by a decrease in revenues from MPEG-1 decoder chips used in VideoCD players sold primarily in China, due to price reductions made in response to competitive pricing pressures, partially offset by an increase in unit volumes.

      The sales returns allowance at December 31, 1999 was $6.8 million, decreasing from $13.1 million at December 31, 1998. During 1999, additions to the sales returns allowance were $2.4 million and deductions were $8.8 million. The deductions to the allowance were primarily due to price protection credits given to distributors and other pricing adjustments. The additions to the allowance were to cover price protection, pricing adjustments and stock rotation credits to distributors.

      The sales returns allowance at December 31, 1998 was $13.1 million, increasing from $6.7 million at December 31, 1997. During 1998, additions to the sales returns allowance were $12.6 million and deductions were $6.2 million. The deductions to the allowance were primarily due to price protection credits given to distributors and other pricing adjustments. The additions to the allowance were to cover price protection, pricing adjustments and stock rotation credits to distributors.

      During 1999 and 1998, no customer accounted for 10% or more of net revenues. During 1997, sales to Sinorex, a distributor, accounted for 20% of the Company's net revenues.

      International revenues accounted for 60%, 62% and 65% of net revenues in 1999, 1998 and 1997, respectively. International revenues were a significant portion of total revenues primarily due to volume shipments of DVD, VideoCD and Chaoji VCD players into Asia and an increase in set-top and encoder sales into Europe. The Company sells products and supports customers internationally through subsidiaries in Hong Kong and Japan. The Company expects that international revenues will continue to represent a significant portion of net revenues.* C-Cube's international sales and manufacturing are subject to changes in foreign political and economic conditions and to other risks, including fluctuations in foreign exchange rates, export/import controls and changes in tax laws, tariffs and freight rates. See "Item 1. Business - International Business Activities."

      GROSS MARGIN

      C-Cube's gross margin percentage increased to 55.4% in 1999 from 54.3% in 1998. This increase was primarily the result of changes in product mix, as the volume of sales of products with higher gross margins, including DiviCom encoders, DVD decoders and digital set-top boxes, increased in 1999 over 1998. While the selling prices for semiconductor products have generally declined from 1998, the Company was able to offset the related impact on gross margin by realizing greater operating efficiencies, including reduced material costs, refinement of its semiconductor fabrication process and the reduction of outside manufacturing costs. C-Cube's gross margin percentage decreased to 54.3% in 1998 from 55.1% in 1997. This decrease was due primarily to higher product transition costs and lower average selling prices partially offset by reduced product material costs and a shift in product mix to higher margin encoder products.

      DiviCom's business involves transactions which can vary substantially in the portions of DiviCom manufactured products, third party products and services included in their contract agreements. These variations can cause substantial differences in gross margin from one contract to another. DiviCom has a number of competitors which are divisions of larger corporations. Such corporations may decide from time-to-time to aggressively lower prices of products that compete with DiviCom in order to sell related products or achieve strategic goals. Such "strategic pricing" by competitors can place strong pricing pressure on DiviCom products in certain transactions, resulting in lower selling prices and gross margins for those transactions.

      The markets into which C-Cube sells its semiconductor products are subject to extreme price competition. Thus, the Company expects to continue to experience declines in the selling prices of its semiconductor products over the life cycle of each product.* In particular, C-Cube expects to continue to experience significant price competition in the markets for decoder chips.* In order to offset or partially offset declines in the selling prices of its products, C-Cube must continue to reduce the costs of products through product design changes, manufacturing process changes, volume discounts, yield improvements and other savings negotiated with its manufacturing subcontractors. Since the Company does not believe that it can continually achieve cost reductions which fully offset the price declines of its products, it expects gross margin percentages to decline for existing products over their life cycles.*

      C-Cube does not operate its own manufacturing facilities and must make volume commitments to subcontractors at prices that remain fixed over certain periods of time. Therefore, the Company may not be able to reduce its costs as rapidly as its competitors who perform their own manufacturing. Failure of the Company to design and introduce in a timely manner lower cost versions of existing products or higher gross margin new products, or to successfully manage its manufacturing subcontractor relationships, would have a material adverse effect on C-Cube's gross margins. The Company anticipates production capacity at its foundries to be somewhat constrained during the first half of 2000 due to higher projected industry demand for semiconductor products causing a reduction of available capacity.* As a result, product costs may increase at a rate faster than C-Cube can offset those increases with other cost-saving measures, which could adversely affect gross margins for semiconductor products during those periods.*

      RESEARCH AND DEVELOPMENT EXPENSES

      In 1999, research and development expenses were $84.4 million or 20.7% of net revenues, compared to $74.0 million or 21.0% of net revenues in 1998. The increase in research and development expenses from 1998 is primarily related to an increase in employee-related costs associated with increases in product engineering staff, in addition to increases in costs for development tools and non-recurring engineering. The increase in headcount reflects the Company's continuing efforts to provide industry leading digital video solutions at the chip and systems levels. In 1998, research and development expenses were $74.0 million or 21.0% of net revenues, compared to $64.2 million or 19.1% of net revenues in 1997. The increase in research and development expenses from 1997 was primarily related to an increase in employee-related costs associated with increases in product engineering staff, partially offset by decreases in start-up and non-recurring engineering costs. The Company anticipates that absolute levels of research and development expenses will continue to increase in future periods.*

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $69.4 million or 17.0% of net revenues in 1999 compared to $60.5 million or 17.2% of net revenues in 1998. The increase from 1998 is primarily related to an increase in employee-related costs associated with increases in sales and marketing staff, and to a lesser extent from higher sales commissions, as a result of the increase in revenues over 1998. The increase in sales and marketing headcount reflects the Company's efforts to increase its international presence. Selling, general and administrative expenses increased to $60.5 million or 17.2% of net revenues in 1998 compared to $52.7 million or 15.6% of net revenues for 1997. The increase in absolute dollars from 1997 was primarily due to increased travel, staffing and related expenses partially offset by decreased commissions to distributors. The Company expects that absolute levels of selling, general and administrative expenses will continue to increase in future periods.*

      OTHER INCOME (EXPENSE)

      Interest income and other increased to $12.1 million in 1999 compared to $8.5 million in 1998 primarily due to higher average balances of cash and investments in 1999 compared to 1998. Interest income and other increased to $8.5 million in 1998 compared to $4.3 million in 1997 primarily due to higher average balances of cash and investments in 1998 compared to 1997. Interest expense and other decreased to $1.6 million in 1999 compared to $4.3 million in 1998 primarily due to lower average outstanding debt balances due to the repurchase of a significant portion of the Company's convertible subordinated notes during 1998 and 1999. Interest expense and other decreased to $4.3 million in 1998 compared to $6.0 million in 1997 primarily due to lower average outstanding debt balances due to the repurchase of a significant portion of the Company's convertible subordinated notes.

      INCOME TAX EXPENSE

      The Company provided $24.7 million for income taxes in 1999 on income before taxes, minority interest and extraordinary items of $82.4 million, for an effective tax rate of 30%. In 1998, the Company provided $18.2 million for income taxes on income before taxes, minority interest and extraordinary items of $60.7 million, for an effective tax rate of 30%. In 1997, the Company provided $22.9 million for income taxes on income before taxes and minority interest of $67.0 million, for an effective tax rate of 34%. The effective tax rates for 1999, 1998 and 1997 are less than the combined federal and state statutory rate primarily due to tax credits and lower foreign taxes.

      EXTRAORDINARY ITEM

      During 1999, the Company repurchased $3.4 million of the face value of the Company's 5.875% subordinated convertible notes due 2005 (the "notes") at 95.5% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $33,000 (zero effect per diluted share), net of related income taxes of $23,000. During 1998, the Company repurchased $63.5 million of the face value of the notes at 88.4% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The consummation of the merger of C-Cube with Harmonic and the spin-off of the semiconductor business may have a material effect on the Company's financial statements taken as a whole, as the execution of these transactions may contribute to the Company's results differing from the investment community's expectation in a given quarter. These activities may result in the cancellation of orders and additional charges to earnings. The success of the merger between C-Cube and Harmonic may require, among other things, integration or coordination with a different company culture, management team organization and business infrastructure. It may also require the development, manufacture and marketing of C-Cube's product offerings with Harmonic's products in a way that enhances the performance of the combined business or product line. Successful integration of the companies depends on a variety of factors, including the hiring and retention of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities. The success of the semiconductor business may depend on a variety of factors, including the hiring and retention of key employees and management team and business infrastructure reorganization. All of these efforts require varying levels of management resources, which may temporarily adversely impact business operations.

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

      The market price of C-Cube's common stock has fluctuated significantly since its initial public offering in April 1994. The market price of the common stock could be subject to significant fluctuations in the future based on factors such as stockholder approval of the merger with Harmonic, merger or acquisition activity, announcements of new products by C-Cube or its competitors, quarterly fluctuations in C-Cube's financial results or other semiconductor or digital video networking companies' financial results, changes in analysts' estimates of C-Cube's financial performance, general conditions in the semiconductor and digital video networking industries, conditions in the financial markets and general conditions in the global economy which might adversely affect consumer purchasing. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market prices for many high technology companies and which have often been unrelated to the operating performance of the specific companies.

      YEAR 2000

      The Company completed its Year 2000 project as scheduled, including addressing leap year calendar date calculation concerns. As a result of these efforts, to date the Company has experienced no significant problems with either its own technology or that of its infrastructure providers. The Company continues to monitor its products, business systems, infrastructure, and manufacturing systems to ensure that latent defects do not manifest themselves over the next few months. In addition, the Company continues to monitor the impact of the Year 2000 on those suppliers and other third parties on whom the Company is dependent for key raw materials, components, products, or services. Contingency plans to manage all identified areas of perceived risk will remain in place throughout 2000. Based upon information currently available, the Company believes that its most reasonably likely worst-case Year 2000 scenario would relate to a temporary disruption in the supply of key raw materials, components, products, or services resulting from problems with the systems and services of third parties, rather than with its internal systems or products. The costs incurred to date by the Company in connection with its Year 2000 project have not and are not expected to exceed $500,000.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term investments increased to $319.7 million at December 31, 1999 from the $207.8 million at December 31, 1998. Working capital increased to $367.5 million at December 31, 1999 from $220.5 million at December 31, 1998.

      The Company's operating activities generated cash of $71.9 million in 1999, compared to $98.3 million in 1998, primarily from net income, a reduction of $11.8 million prepaid production capacity rights and increases in accrued liabilities and accounts payable, partially offset by increases in accounts receivable and deferred taxes and a decrease in income taxes payable.

      C-Cube's investing activities, exclusive of the sales and maturities and purchases of short-term investments of $222.8 million and $296.1 million, respectively, used cash of $27.0 million, primarily for capital expenditures.

      Cash provided by financing activities was $64.2 million, primarily from proceeds of $67.8 million from the sale of stock pursuant to employee stock plans, partially offset by $3.3 million used to repurchase a portion of the Company's convertible subordinated notes.

      As noted earlier, C-cube has entered into a merger agreement with Harmonic Inc., which is subject, in part, to the spin-off of the semiconductor business. The merger agreement specifies that employees must exercise all vested stock options prior to the merger/spin-off date. The Company expects to receive cash inflows from the remaining option exercises after December 31, 1999 of approximately $83 million.* Cash outflows related to the merger include approximately $22 million of expenses the Company expects to incur during the first half of 2000 for legal, accounting and other direct costs related to the Merger.* Cash outflows will also include $60 million to be retained by C-Cube upon consummation of the Merger, as specified by the Merger agreement. In addition, the semiconductor business will incur significant income tax expense for the spin-off transaction. The valuation of the semiconductor business cannot be estimated with any certainty at this time, as it will depend on market factors around the date of the spin-off. If the valuation of the semiconductor business is $975 million, related income tax expense is estimated to be approximately $203 million.* If the valuation of the semiconductor business is $1.1 billion, related income tax expense is estimated to be approximately $288 million.* The Company estimates that each additional $100 million in valuation will reduce cash and retained earnings by approximately $40 million.* The Company has debt financing available should the valuation of the semiconductor business exceed $1.2 billion.* Readers are referenced to the "Unaudited Pro Forma Financial Statements" presented herein for two pro forma balance sheet presentations based on the possible valuations discussed above. Readers are also referenced to the Company's Form 8-K filed on October 29, 1999 for more information about the Merger.

      At December 31, 1999, the Company had an available bank line of credit of $30.0 million which expires May 1, 2001. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.5% at December 31, 1999). The line of credit agreement requires the Company, among other things, to maintain a minimum tangible net worth, annual net income (no quarterly loss exceeding $3.0 million) and certain financial ratios. In addition, the bank agreement prohibits the payment of cash dividends. At December 31, 1999, the Company was in compliance with these covenants, and there were no borrowings under this line.

      As discussed earlier, C-Cube has a wafer production capacity agreement with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC). In January 1999, the Company signed a second amendment to its agreement with TSMC which resulted in a refund to the Company of $11.7 million. In the fourth quarter of 1999, the Company entered into a wafer production capacity agreement with United Microelectronics Corporation, for which C-Cube paid a refundable deposit of $20 million in January 2000.

      Based on current plans, business conditions and estimations of the valuation of C-Cube's semiconductor division, C-Cube expects that its cash, cash equivalents and short-term investments together with any amounts generated from operations and available borrowings, will be sufficient to meet the Company's cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not be required to seek other financing sooner or that such financing, if required, will be available on terms satisfactory to the Company. In addition, the Company has considered and will continue to consider various possible transactions to secure additional foundry capacity, which could include, without limitation, equity investments in, prepayments to, non-refundable deposits with or loans to foundries in exchange for guaranteed capacity, "take or pay" contracts that commit the Company to purchase specified quantities of wafers over extended periods, joint ventures or other partnership relationships with foundries.

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

      Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. The market value of this portfolio was $175.4 million at December 31, 1999. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from current levels at December 31, 1999, the fair value of the portfolio would decline by $1.0 million. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.* The Company does not hedge any interest rate exposures.

      The Company has fixed rate long-term debt of approximately $17.6 million, and a hypothetical 10% increase or decrease in current interest rates from levels at December 31, 1999 would not have a material impact on the fair market value of this debt.

      Foreign Currency Exchange Risk. The Company enters into foreign exchange forward contracts and foreign currency options to hedge certain economic exposures, balance sheet exposures and inter-company balances against future movements in the dollar/yen, dollar/pound and dollar/franc exchange rates. Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposure. A hypothetical 10% appreciation of the U.S. dollar from December 31, 1999 market rates would increase the unrealized value of the Company's forward contracts by $0.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 1999 market rates would decrease the unrealized value of the Company's forward contracts by $0.3 million. In either scenario, the gains or losses on the forward contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not be expected to have a material impact on future net income or cash flows.

      All of the potential changes noted above are based on sensitivity analyses performed on the Company's financial positions at December 31, 1999. Actual results may differ materially.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE

Financial Statements:

  Independent Auditors' Report ............................................  29
  Consolidated Balance Sheets at December 31, 1999 and 1998 ...............  30
  Consolidated Statements of Income for the years ended December 31, 1999,
     1998 and 1997.........................................................  31
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997 ...............................  32
  Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997...................................................  33
  Notes to Consolidated Financial Statements ..............................  34

Financial Statement Schedule:

  Independent Auditors' Report.............................................  64
  Schedule II--Valuation and Qualifying Accounts and Reserves..............  65

      All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

      We have audited the accompanying consolidated balance sheets of C-Cube Microsystems Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of C-Cube Microsystems Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

San Jose, California
January 20, 2000
[February 10, 2000 as to Note 17]


                                          C-CUBE MICROSYSTEMS INC.

                                        CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,    DECEMBER 31,
(In thousands, except par value amounts)                                                 1999            1998
----------------------------------------------------------------------------------- -------------   -------------
                                                      ASSETS

Current assets:

  Cash and equivalents.........................................................       $  144,296      $  108,224
  Short-term investments.......................................................          175,357          99,603
  Accounts receivable, net of allowances: 1999-- $10,974 , 1998-- $17,034......           74,850          36,980
  Inventories..................................................................           19,335          16,073
  Deferred income taxes........................................................           14,064          11,170
  Other current assets.........................................................           17,725          19,977
                                                                                      ----------      ----------
          Total current assets.................................................          445,627         292,027
Property and equipment-- net...................................................           36,293          29,622
Production capacity rights.....................................................            4,985          12,600
Distribution rights-- net......................................................            1,318           1,483
Purchased technology-- net.....................................................            4,194           5,921
Non-current deferred taxes.....................................................              867              --
Other assets...................................................................            3,025           1,518
                                                                                      ----------      ----------
          Total................................................................       $  496,309      $  343,171
                                                                                      ==========      ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable.............................................................       $   38,882      $   19,942
  Accrued compensation and benefits............................................           14,556          12,379
  Other accrued liabilities....................................................           16,573          16,628
  Income taxes payable.........................................................            5,503          15,551
  Deferred contract revenue....................................................            1,921           6,706
  Current portion of long-term obligations.....................................              742             355
                                                                                      ----------      ----------
          Total current liabilities............................................           78,177          71,561
Long-term obligations..........................................................           18,869          23,557
Deferred income taxes..........................................................               --           4,650
                                                                                      ----------      ----------
          Total liabilities....................................................           97,046          99,768
                                                                                      ----------      ----------
Minority interest in subsidiary................................................              471              28
Stockholders' equity:

  Preferred stock, $0.001 par value, 5,000 shares authorized...................               --              --
  Common stock, $0.001 par value, 150,000 shares authorized; shares
     outstanding: 1999-- 42,441, 1998-- 38,261.................................          323,756         225,265
  Accumulated other comprehensive loss.........................................           (2,204)         (1,852)
  Retained earnings............................................................           77,240          19,962
                                                                                      ----------      ----------
          Total stockholders' equity...........................................          398,792         243,375
                                                                                      ----------      ----------
          Total................................................................       $  496,309      $  343,171
                                                                                      ==========      ==========

                                 See notes to consolidated financial statements.

                                                 C-CUBE MICROSYSTEMS INC.

                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEARS ENDED DECEMBER 31,

    (In thousands, except per share amounts)                                 1999         1998         1997
    -------------------------------------------------------------------- ------------ ------------ ------------

    Net revenues......................................................    $ 407,648    $ 351,797    $ 337,012
                                                                          ---------    ---------    ---------
    Costs and expenses:
       Cost of product revenues.......................................      181,891      160,839      151,333
       Research and development.......................................       84,366       74,031       64,204
       Selling, general and administrative............................       69,437       60,512       52,732
                                                                          ---------    ---------    ---------
          Total.......................................................      335,694      295,382      268,269
                                                                          ---------    ---------    ---------
    Income from operations............................................       71,954       56,415       68,743
    Other income (expense):
       Interest income and other......................................       12,067        8,511        4,291
       Interest expense and other.....................................       (1,611)      (4,272)      (6,048)
                                                                          ---------    ---------    ---------
          Total.......................................................       10,456        4,239       (1,757)
                                                                          ---------    ---------    ---------
    Income before income taxes, minority interest and extraordinary
       item...........................................................       82,410       60,654       66,986
    Income tax expense................................................       24,723       18,196       22,895
                                                                          ---------    ---------    ---------
    Income before minority interest and extraordinary item............       57,687       42,458       44,091
    Minority interest in net income (loss) of subsidiary..............          442         (337)        (248)
                                                                          ---------    ---------    ---------
    Income before extraordinary item..................................       57,245       42,795       44,339
    Extraordinary gain on repurchase of convertible notes (net of tax)           33        3,494           --
                                                                          ---------    ---------    ---------
    Net income........................................................    $  57,278    $  46,289    $  44,339
                                                                          =========    =========    =========
    Basic earnings per share:
       Income before extraordinary item...............................    $    1.44    $    1.14    $    1.21
       Extraordinary item (net of tax)................................           --         0.09           --
                                                                          ---------    ---------    ---------
       Net income per share...........................................    $    1.44    $    1.24    $    1.21
                                                                          =========    =========    =========
    Diluted earnings per share:
       Income before extraordinary item...............................    $    1.30    $    1.11    $    1.15
       Extraordinary item (net of tax)................................           --         0.09           --
                                                                          ---------    ---------    ---------
       Net income per share...........................................    $    1.30    $    1.19    $    1.15
                                                                          =========    =========    =========
    Shares used in computation:
       Basic..........................................................       39,891       37,382       36,497
                                                                          =========    =========    =========
       Diluted........................................................       44,571       40,754       41,683
                                                                          =========    =========    =========

                                See notes to consolidated financial statements.

                                          C-CUBE MICROSYSTEMS INC.

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            NOTES     ACCUMULATED
                                                             DEFERRED    RECEIVABLE      OTHER      RETAINED
                                         COMMON STOCK          STOCK        FROM        COMPRE-     EARNINGS
(In thousands)                         SHARES     AMOUNT   COMPENSATION STOCKHOLDERS HENSIVE LOSS  (DEFICIT)     TOTAL
--------------------------------------------------------------------------------------------------------------------------

 BALANCES, DECEMBER 31, 1996........    36,013   $ 191,044    $ (250)       $ (305)    $(1,251)     $(70,666)   $118,572
 Components of comprehensive income:
    Net income......................                                                                  44,339      44,339
    Accumulated translation
       adjustments..................                                                      (731)                     (731)
    Unrealized loss on investments..                                                        (4)                       (4)
                                                                                                                --------
        Total comprehensive income..                                                                              43,604
                                                                                                                --------
 Common stock issued under stock
    plans...........................       774       9,111                                                         9,111
 Tax benefit from employee
    stock transactions..............                 3,573                                                         3,573
 Amortization of deferred stock
    compensation....................                             250                                                 250
 Collection of notes receivable from
    stockholders....................                                           305                                   305
                                       -------   ---------    ------        ------     -------      --------    --------

BALANCES, DECEMBER 31, 1997.........    36,787     203,728       --            --       (1,986)      (26,327)    175,415
 Components of comprehensive income:
    Net income......................                                                                  46,289      46,289
    Accumulated translation
       adjustments..................                                                        41                        41
    Unrealized gain on investments..                                                        93                        93
                                                                                                                --------
        Total comprehensive income..                                                                              46,423
                                                                                                                --------
 Common stock issued under stock
    plans...........................     1,474      20,111                                                        20,111
 Tax benefit from employee
    stock transactions..............                 1,426                                                         1,426
                                       -------   ---------    ------        ------     -------      --------    --------

BALANCES, DECEMBER 31, 1998.........    38,261     225,265       --            --       (1,852)       19,962     243,375
 Components of comprehensive income:
    Net income......................                                                                  57,278      57,278
    Accumulated translation
       adjustments..................                                                       202                       202
    Unrealized loss on investments..                                                      (554)                     (554)
                                                                                                                --------
        Total comprehensive income..                                                                              56,926
                                                                                                                --------
 Common stock issued under stock
    plans...........................     4,119      67,740                                                        67,740
 Tax benefit from employee
    stock transactions..............                28,938                                                        28,938
 Conversion of convertible debt into
    common stock....................        61       1,813                                                         1,813
                                       -------   ---------    -----         -----      -------      --------    --------
BALANCES, DECEMBER 31, 1999.........    42,441   $ 323,756    $  --         $  --      $(2,204)     $ 77,240    $398,792
                                       =======   =========    =====         =====      =======      ========    ========

                                 See notes to consolidated financial statements.

                                         C-CUBE MICROSYSTEMS INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,

   (In thousands)                                                             1999        1998        1997
   ----------------------------------------------------------------------- ----------- ----------- -----------
   Cash flows from operating activities:

      Net income........................................................   $   57,278  $   46,289  $   44,339
      Adjustments to reconcile net income to net cash provided
         by operating activities:

         Extraordinary gain on repurchase of convertible notes..........          (33)     (3,494)         --
         Minority interest in subsidiary................................          443        (337)       (248)
         Depreciation and amortization..................................       18,687      22,577      17,396
         Deferred income taxes..........................................       (8,411)      4,107       3,356
         Changes in assets and liabilities:

            Receivables.................................................      (37,315)      4,138        (146)
            Inventories.................................................       (3,211)       (490)     12,712
            Production capacity rights..................................       11,800          --          --
            Prepaids and other assets...................................       (1,664)     (4,457)     10,956
            Accounts payable............................................       18,368      10,153      (8,993)
            Income taxes payable .......................................      (10,071)     10,680       2,147
            Deferred contract revenue...................................       (4,785)      2,811      (2,815)
            Accrued liabilities.........................................       30,803       6,352       9,926
                                                                           ----------  ----------  ----------
      Net cash provided by operating activities.........................       71,889      98,329      88,630
                                                                           ----------  ----------  ----------
   Cash flows from investing activities:
      Sales and maturities of short-term investments....................      222,765      69,736      14,850
      Purchases of short-term investments...............................     (296,052)   (147,322)    (29,956)
      Capital expenditures..............................................      (23,021)    (20,037)    (13,572)
      Other assets......................................................       (3,933)        207         368
                                                                           ----------- ----------  ----------
      Net cash used in investing activities.............................     (100,241)    (97,416)    (28,310)
                                                                           ----------  ----------  ----------
   Cash flows from financing activities:

      Bank borrowings...................................................           --      39,541          --
      Repayment of bank borrowings......................................           --     (39,541)         --
      Payment of purchase consideration.................................           --      (1,125)         --
      Payments of capital lease obligations.............................         (275)       (369)       (467)
      Repurchase of convertible subordinated notes......................       (3,271)    (56,099)         --
      Common stock issued under stock plans.............................       67,740      20,111       9,111
      Collection of stockholder notes receivable........................           --          --         305
                                                                           ----------  ----------  ----------
      Net cash provided by (used in) financing activities...............       64,194     (37,482)      8,949
                                                                           ----------  ----------  ----------
   Exchange rate impact on cash and equivalents.........................          230        (241)       (476)
                                                                           ----------  ----------  ----------
   Net increase (decrease) in cash and equivalents......................       36,072     (36,810)     68,793
   Cash and equivalents, beginning of period............................      108,224     145,034      76,241
                                                                           ----------  ----------  ----------
   Cash and equivalents, end of period..................................   $  144,296  $  108,224  $  145,034
                                                                           ==========  ==========  ==========
   Supplemental schedule of noncash investing and financing activities:

      Unrealized gain (loss) on investments.............................   $     (554) $       93  $       (4)
      Forgiveness of note payable for production capacity rights........           --          --      24,500
      Equipment acquired under lease....................................        1,133         861          --
      Conversion of convertible debt into common stock..................        1,813          --          --

   Supplemental disclosure of cash flow information -- Cash paid during the period for:

         Interest.......................................................   $    1,614  $    4,410  $    5,609
         Income taxes...................................................       13,199       1,092      11,473

                                See notes to consolidated financial statements.


                            C-CUBE MICROSYSTEMS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

      PRODUCTION CAPACITY RIGHTS

      Production capacity rights are allocated between current and long-term assets and are amortized over the shorter of the contract period or the actual delivery of the wafers in relation to the total amount of wafers purchased under the agreement.

      REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

      The Company records product sales to customers and distributors at the time of shipment. Certain of the Company's agreements with its distributors permit limited stock rotation and provide for price protection. Allowances for returns and adjustments, including price protection, are provided at the time sales are recorded.

      Revenue from systems contracts is recognized based on performance of specific tasks with approval and acceptance by the customer. Completion of these tasks are natural milestones used in measuring the progress to completion of the project. Such tasks include design, assembly and configuration of equipment and system performance tests at factory and at customer sites. Losses, if any, are recorded when determinable. Unbilled receivables result from completion of tasks as described above in advance of billing schedules. Deferred revenue arises from billing schedules in advance of completion of tasks. It is anticipated that all unbilled receivables from such contracts will be collected within one year.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Financial instruments include cash equivalents, short-term investments, a promissory note and convertible subordinated notes. Cash equivalents and short-term investments are stated at fair value based on quoted market prices. Fair value of convertible subordinated notes is determined using market information and valuation methodologies considered to be appropriate. The estimated fair value of the Company's convertible subordinated notes was $34.8 million and $23.2 million at December 31, 1999 and 1998, respectively. The estimated fair value of all other financial instruments at December 31, 1999 and 1998 was not materially different from the values presented in the consolidated balance sheets.

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

      FORWARD EXCHANGE CONTRACTS

      In the normal course of business, the Company has exposure to foreign currency fluctuations arising from foreign currency purchases and inter-company sales, among other things. The Company enters into forward exchange contracts to neutralize the impact of foreign currency fluctuations on assets and liabilities. All foreign exchange contracts are designated as and effective as hedges. Gains and losses on forward exchange contracts are deferred and recognized in income when the related transactions being hedged are recognized. The costs of entering into such contracts are not material to the Company's financial results. The fair value of exchange contracts is determined by obtaining quoted market prices of comparable contracts at the balance sheet date, adjusted by interpolation where necessary for maturity differences. The Company's risk in these contracts is the cost of replacing, at current market rates, these contracts in the event of default by the other party. These contracts are executed with credit worthy financial institutions and are denominated in the currency of major industrial nations.

      At December 31, 1999, the Company had $3.1 million of outstanding foreign exchange contracts to sell Japanese yen, $1.5 million of outstanding foreign exchange contracts to sell Great Britain pounds and $0.2 million of outstanding foreign exchange contracts to sell French francs. The estimated fair values of these contracts at December 31, 1999 were not materially different from the net carrying values. These contracts mature through January 2000. Unrealized losses on forward exchange contracts at December 31, 1999 were not material.

      At December 31, 1998, the Company had $0.6 million of outstanding foreign exchange contracts to buy Japanese yen and $1.6 million of outstanding foreign exchange contracts to sell Japanese yen. The net carrying value and estimated fair value of those contracts at December 31, 1998 was $1.0 million. Also, at December 31, 1998, the Company had $4.2 million of outstanding foreign exchange contracts to sell British pounds. The estimated fair value of those contracts was $4.2 million. Unrealized losses on forward exchange contracts at December 31, 1998 were not material.

      INTANGIBLES

      The Company amortizes distribution rights over 15 years and other intangible assets over 5 years. The Company reviews intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangibles and other long-lived assets is measured by comparison of its carrying amount to future net cash flows the intangibles and other long-lived assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the intangible or other long-lived asset exceeds its fair market value, as determined by discounted cash flows using a discount rate reflecting the Company's average cost of funds.

      EARNINGS PER SHARE

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

      STOCK-BASED COMPENSATION

      The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

      RECENT ACCOUNTING STANDARDS

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP"') 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed, once certain criteria are met. As required, the Company adopted SOP 98-1 in fiscal year 1999. At December 31, 1999, the Company had capitalized approximately $1.6 million of costs. Capitalized costs represent external direct costs as well as direct payroll related costs incurred during the application development and integration stages of the project in accordance with the provisions of SOP 98-1. All costs incurred during the preliminary assessment of the project were expensed as incurred. When the software is placed into service, such capitalized costs will be amortized over the estimated useful life of the asset of three years.

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. As required under SOP 98-5, the Company will expense the start-up costs associated with the merger and spin-off as they are incurred in 2000.*

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income, net loss or stockholders' equity.

NOTE 2.  MERGER

      On October 27, 1999, C-Cube entered into an Agreement and Plan of Merger and Reorganization with Harmonic Inc., a Delaware corporation ("Harmonic"), pursuant to which, subsequent to the spin-off of C-Cube's semiconductor business, C-Cube has agreed to merge with and into Harmonic (the "Merger"). The Merger will be effected through the issuance of 0.5427 shares of Harmonic stock for each share of common stock of C-Cube outstanding immediately prior to the consummation of the Merger. The Merger is subject to the approval of the stockholders of each company, customary closing conditions, including applicable regulatory clearances, and the spin-off of the semiconductor business.

NOTE 3.  PRODUCTION CAPACITY RIGHTS

      In the second quarter of 1996, the Company expanded and formalized its relationship with Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC) to provide wafer production capacity in the years 1996 to 2001. The agreement with TSMC provided that TSMC would produce and ship wafers to the Company at specified prices and required the Company to make two advance payments totaling $49.0 million. An advance payment of $24.5 million was made in June 1996. In May 1997, the Company amended its agreement with TSMC which resulted in a reduction of the Company's future wafer purchase commitments and the forgiveness of the second advance payment of $24.5 million. In January 1999, the Company signed a second amendment to its agreement with TSMC which resulted in a refund to the Company of $11.7 million and an extension of the term of the agreement to 2003. Advance payments associated with wafer production capacity rights are amortized over the shorter of the contract period or the actual delivery of wafers in relation to the total amount of wafers purchased under the agreement. At December 31, 1999, remaining production capacity rights were $6.4 million, of which $1.4 million was included in other current assets and $5.0 million was classified as a non-current asset.

      In the fourth quarter of 1999, the Company signed a production capacity agreement with United Microelectronics Corporation (UMC) to provide wafer production capacity in the years 2000 through 2002, for which the Company has paid a $20 million refundable deposit in January 2000. This deposit allows for certain discounts on purchased capacity based upon the quantities purchased. The agreement does not commit the Company to purchase wafers, but does guarantee the availability of a set capacity of wafers at "not to exceed" prices.

4.  SHORT-TERM INVESTMENTS

      Short-term investments include the following available-for-sale securities:


                                                         UNREALIZED  UNREALIZED
                                           AMORTIZED      HOLDING      HOLDING    MARKET
  (In thousands)                              COST         GAINS       LOSSES     VALUE
  --------------------------------------- ------------ ------------ ----------- ----------
  DECEMBER 31, 1999:
    Commercial paper..................      $  95,322     $   3       $  (61)    $  95,264
    Municipal bonds...................         36,552         4         (202)       36,354
    U.S. government agencies..........         23,397         1         (101)       23,297
    Corporate bonds...................         20,564        --         (122)       20,442
                                            ---------     -----       ------     ---------
        Total short-term investments..      $ 175,835     $   8       $ (486)    $ 175,357
                                            =========     =====       ======     =========
  DECEMBER 31, 1998:

    Commercial paper..................      $  40,554     $  20       $  (24)    $  40,550
    Municipal bonds...................         32,856        88          (15)       32,929
    U.S. government agencies..........         26,117         7           --        26,124
                                            ---------     -----       ------     ---------
        Total short-term investments..      $  99,527     $ 115       $  (39)    $  99,603
                                            =========     =====       ======     =========

      The amortized cost and market value of short-term investments at December 31, 1999 by contractual maturity are as follows:

                                               AMORTIZED         MARKET
     (In thousands)                              COST            VALUE
     --------------------------------------- --------------   ------------
     Due in 1 year or less..............       $  131,675      $  131,522
     Due in 1 to 2 years................           44,160          43,835
                                               ----------      ----------
         Total short-term investments...       $  175,835      $  175,357
                                               ==========      ==========

      During the years ended 1999, 1998 and 1997, net realized gains and losses on investments were not material.

      NOTE 5.  INVENTORIES

      Inventories consist of:

                                                     DECEMBER 31,

          (In thousands)                          1999         1998
          ------------------------------------ ------------ -----------
          Finished goods..................      $ 11,248     $  3,566
          Work-in-process.................         5,481        6,281
          Raw materials...................         2,606        6,226
                                                --------     --------
                    Total.................      $ 19,335     $ 16,073
                                                ========     ========

NOTE 6.  PROPERTY AND EQUIPMENT

      Property and equipment consist of:

                                                              DECEMBER 31,

  (In thousands)                                            1999        1998
  ------------------------------------------------------ ----------- ----------
  Equipment under capital lease......................     $  3,225    $  2,108
  Machinery and equipment-- principally computers....       71,711      52,355
  Furniture and fixtures.............................        5,055       4,542
  Leasehold improvements.............................        8,358       5,529
                                                          --------    --------
            Total....................................       88,349      64,534
  Accumulated depreciation and amortization..........      (52,056)    (34,912)
                                                          --------   ---------
  Property and equipment-- net.......................     $ 36,293    $ 29,622
                                                          ========   =========

NOTE 7.  LINE OF CREDIT

      At December 31, 1999, the Company had an available bank line of credit of $30,000,000 which expires May 1, 2001. Borrowings bear interest at LIBOR plus 1.25% or the bank's prime rate (8.50% at December 31, 1999). The line of credit agreement requires the Company, among other things, to maintain a minimum tangible net worth, annual net income (no quarterly loss exceeding $3,000,000) and certain financial ratios. In addition, the bank agreement prohibits the payment of cash dividends. At December 31, 1999, the Company was in compliance with these covenants, and there were no outstanding balances under this line.

NOTE 8.  LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                            DECEMBER 31,

  (In thousands)                                          1999         1998
  ---------------------------------------------------- ------------ -----------
  Convertible notes (see below)....................     $ 17,570     $ 22,790
  Capital lease obligations (see Note 9)...........        1,382          717
  Other long-term obligations......................          659          405
                                                        --------     --------
                                                          19,611       23,912

  Current portion..................................         (742)        (355)
                                                        --------     --------
  Long-term portion................................     $ 18,869     $ 23,557
                                                        ========     ========

      In November 1995, the Company completed a public debt offering of $86.3 million of convertible subordinated notes (the "notes"). The notes mature in 2005. Interest is payable semi-annually at 5.875% per annum. The notes are convertible at the option of the note holders into the Company's common stock at an initial conversion price of $30.70 per share, subject to adjustment. Beginning in November 1997, the notes are redeemable at the option of the Company at an initial redemption price of 104.7% of the principal amount.

      During 1999, the Company repurchased $3.4 million of the notes at 95.5% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $33,000, net of related income taxes of $23,000. During 1998, the Company repurchased $63.5 million of the face value of the notes at 88.4% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

      In December 1999, the Company announced its intention to call the outstanding balance of all notes at 103.5% of the principal amount. Subsequently, through January 20, 2000 all note holders elected the option to convert their notes into shares of the Company's common stock at a price of $30.70.

NOTE 9.  LEASE COMMITMENTS

      Equipment with a cost of $3,225,000 and $2,108,000 and accumulated depreciation of $1,661,000 and $1,391,000 was leased under capital leases at December 31, 1999 and 1998, respectively. In addition, the Company rents office and research facilities under operating lease agreements which expire through April 2005.

      Future minimum annual operating and capital lease commitments at December 31, 1999 are as follows:


     (In thousands)                                    OPERATING        CAPITAL
     ---------------------------------------------- --------------- ------------
     2000.........................................     $  4,961         $  704
     2001.........................................        2,997            552
     2002.........................................        2,026            196
     2003.........................................        1,905             --
     2004.........................................        1,127             --
     Thereafter...................................          457             --
                                                       --------         ------
     Total minimum lease payments.................     $ 13,473          1,452
                                                       ========
     Amount representing interest.................                         (70)
                                                                        ------
     Present value of minimum lease payments......                       1,382
     Current portion..............................                        (643)
                                                                        ------
     Long-term portion............................                      $  739
                                                                        ======

     Rent expense for operating leases was approximately $5,306,000, $3,586,000 and $3,385,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 10.  STOCKHOLDERS' EQUITY

      PREFERRED STOCK

      The number of shares of preferred stock authorized to be issued is 5,000,000 with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 1999, no shares of preferred stock had been issued.

      COMMON STOCK

      The Company has authorized 34,488,838 shares of its common stock for issuance to founders, employees and others as designated by the Board of Directors through the Company's stock option plans or through stock purchase agreements.

      EMPLOYEE STOCK OPTION PLANS

      The Company's stock option plans (the "Plans") authorize the issuance of 31,639,838 shares of common stock (included in the 34,488,838 authorized shares discussed above) for the grant of incentive or nonstatutory stock options and the direct award or sale of shares to employees, directors, contractors and consultants. Under the Plans, options are generally granted at fair value at the date of grant. Such options become exercisable over periods of one to five years and expire up to 10 years from the grant date.

      On July 14, 1997, the Company repriced 6,429,078 options to $19.94, the market price on that date. The repriced shares are treated as canceled and regranted; however, the vesting terms were extended six months.

      Option activity under the Plans was as follows:

                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                                            NUMBER       EXERCISE
                                                                                           OF SHARES      PRICE
                                                                                          ------------ -------------
Outstanding, December 31, 1996 (2,301,108 exercisable at a weighted average price
   of $9.36)..........................................................................     9,001,717      $ 24.63
Granted (weighted average fair value of $13.02).......................................    11,025,405        21.38
Exercised.............................................................................      (570,164)       (8.47)
Canceled..............................................................................    (7,542,412)      (31.90)
                                                                                          ----------
Outstanding, December 31, 1997 (3,699,655 exercisable at a weighted average price
   of $12.93).........................................................................    11,914,546        17.80
Granted (weighted average fair value of $11.82).......................................     5,416,528        18.60
Exercised.............................................................................    (1,250,803)      (13.14)
Canceled..............................................................................    (1,861,978)      (19.95)
                                                                                          ----------
Outstanding, December 31, 1998 (3,848,998 exercisable at a weighted average price
   of $17.88).........................................................................    14,218,293        18.23
Granted (weighted average fair value of $16.84).......................................     5,123,368        25.52
Exercised.............................................................................    (3,816,514)      (16.28)
Canceled..............................................................................    (2,242,618)      (19.81)
                                                                                          ----------
Outstanding, December 31, 1999........................................................    13,282,529      $ 21.34
                                                                                          ==========

      Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       -----------------------------------------------------    -----------------------------------
                                             WEIGHTED
                                              AVERAGE
                                             REMAINING         WEIGHTED                               WEIGHTED
      RANGE OF              NUMBER          CONTRACTUAL        AVERAGE               NUMBER           AVERAGE
   EXERCISE PRICES        OUTSTANDING      LIFE (YEARS)     EXERCISE PRICE        EXERCISABLE      EXERCISE PRICE
---------------------- ------------------ ---------------- -----------------    ----------------- -----------------
 $  0.14 -  $ 3.00           288,942            3.24            $ 1.48               288,942           $ 1.48
    6.00 -   14.56           666,715            5.13              8.44               655,886             8.35
   14.75 -   19.50         5,878,643            8.65             18.06             1,081,053            17.84
   19.56 -   19.94         2,566,907            6.78             19.93             1,194,859            19.93
   20.00 -   36.00         2,878,788            8.74             25.93               461,277            23.95
   36.38 -   63.00         1,002,534            9.10             45.25               166,981            52.47
                           ---------                                               ---------
 $  0.14 -  $63.00        13,282,529            8.05            $21.34             3,848,998           $17.88
                          ==========                                               =========


      At December 31, 1999, C-Cube exceeded the total number of shares available for grant by 481,295 shares. C-Cube's 1994 Stock Option Plan has an automatic refresh on January 1, 2000, equal to 4% of shares outstanding, which will cover this negative balance.

      EMPLOYEE STOCK PURCHASE PLAN

      The Company has an employee stock purchase plan, under which eligible employees may authorize payroll deductions of up to 10% of their compensation (as defined in the plan) to purchase common stock at a price equal to 85% of the lower of the fair market values as of the beginning of the offering period or end of the purchase period. Stock issued under the plan was 328,000, 223,000 and 211,000 shares in 1999, 1998 and 1997 at weighted average prices of $17.16, $15.52 and $20.52, respectively. The weighted average fair market value of the 1999, 1998 and 1997 awards was $7.96, $7.06 and $9.46, respectively. At December 31, 1999, 855,000 shares of common stock were available for issuance under this plan.

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

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 5.80 in 1999, 5.60 in 1998 and 5.50 years in 1997; stock volatility, 68% in 1999, 68% in 1998 and 63% in 1997; risk free interest rates, 5.5% in 1999, 5.2% in 1998 and 6.1% in 1997; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $25.7 million ($0.66 per share) in 1999, $15.2 million ($0.52 per share) in 1998 and $18.0 million ($0.54 per share) in 1997. Per share amounts above represent diluted earnings per share under SFAS 128 (see Note 1).

      EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) tax-deferred savings plan under which participants may contribute up to 20% of their compensation, subject to certain Internal Revenue Service limitations. The Company is not required to contribute and has not contributed to the plan to date.

NOTE 11.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       YEARS ENDED
                                                                          --------------------------------------
                                                                            DEC. 31,     DEC. 31,    DEC. 31,
     (In thousands, except per share amounts)                                 1999         1998        1997
     -----------------------------------------------------------------------------------------------------------
     Numerator:
       Net income before extraordinary item.............................    $ 57,245     $ 42,795     $ 44,339
       Extraordinary item...............................................          33        3,494           --
                                                                            --------     --------     --------
       Numerator for basic earnings per share...........................      57,278       46,289       44,339
     Add back interest expense after tax related to convertible shares..         750        2,242        3,532
                                                                            --------     --------     --------
       Numerator for diluted earnings per share.........................    $ 58,028     $ 48,531     $ 47,871
                                                                            ========     ========     ========
     Denominator:

       Weighted-average shares - denominator for basic earnings per share     39,891       37,382       36,497
       Convertible shares...............................................         645        1,871        2,809
       Dilutive common stock equivalents, using treasury stock method...       4,035        1,501        2,377
                                                                            --------     --------     --------
       Denominator for diluted earnings per share.......................      44,571       40,754       41,683
                                                                            ========     ========     ========
     Basic earnings per share...........................................    $   1.44     $   1.24     $   1.21
                                                                            ========     ========     ========
     Diluted earnings per share.........................................    $   1.30     $   1.19     $   1.15
                                                                            ========     ========     ========

NOTE 12.  COMPREHENSIVE INCOME

      The Company has presented its comprehensive income in the Statement of Changes in Stockholders' Equity. The following are the components of accumulated other comprehensive loss:

                                                               DECEMBER 31,

(In thousands)                                               1999        1998
--------------------------------------------------------- ----------- ---------
Unrealized gain (loss) on investments.................    $   (478)   $     76
Accumulated translation adjustments...................      (1,726)     (1,928)
                                                          --------    --------
    Total.............................................    $ (2,204)   $ (1,852)
                                                          ========    ========

NOTE 13.  INCOME TAXES

      The provision for income taxes is as follows:

                                          YEARS ENDED DECEMBER 31,

         (In thousands)                 1999        1998        1997
         --------------------------- ----------- ----------- ------------
         Current:
             Federal...............   $ 27,254    $ 10,348    $ 14,336
             State.................      3,910       1,598       2,938
             Foreign...............      1,970       2,143       2,265
                                      --------    --------    --------
                Total..............     33,134      14,089      19,539
         Deferred:
             Federal...............     (6,591)      4,430       3,105
             State.................     (1,820)       (323)       (899)
             Foreign...............         --          --       1,150
                                      --------    --------    --------
                Total..............     (8,411)      4,107       3,356
                                      --------    --------    --------
         Total.....................   $ 24,723    $ 18,196    $ 22,895
                                      ========    ========    ========

      The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $28,938,000, $1,426,000 and $3,573,000 for 1999, 1998 and 1997, respectively.

      Income tax expense differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows:

                                                              YEARS ENDED DECEMBER 31,

  (In thousands)                                            1999        1998        1997
  ------------------------------------------------------ ----------- ----------- -----------
  Tax expense computed at federal statutory rate......    $  28,844   $  21,228   $  23,445
  State income taxes, net of federal effect...........          (37)      1,329       1,248
  Tax credits.........................................       (3,174)     (2,609)     (2,646)
  Foreign operations taxed at different rates.........       (2,267)     (2,533)      1,068
  Non-deductible expenses.............................          720         269         246
  Other...............................................          637         512        (466)
                                                          ---------   ---------   ---------
            Income tax expense........................    $  24,723   $  18,196   $  22,895
                                                          =========   =========   =========

      The components of the net deferred tax asset as of December 31 were as follows:


   (In thousands)                                                  1999        1998
   ------------------------------------------------------------ ----------- -----------
   Deferred tax assets:
     Accruals and reserves recognized in different periods...    $ 12,687    $ 11,719
     Net operating loss carryforwards........................          --         444
     Tax credit carryforwards................................      12,731          --
     Deferred revenue........................................          21       1,700
     Tax basis depreciation..................................       1,515          --
                                                                 --------    --------
            Total............................................      26,954      13,863
   Valuation allowance.......................................          --        (444)
                                                                 --------    --------
            Net..............................................      26,954      13,419
   Deferred tax liabilities:
     Purchased technology....................................      (1,267)     (2,925)
     Unrepatriated foreign earnings..........................     (10,756)     (3,974)
                                                                 --------    --------
            Total............................................     (12,023)     (6,899)
                                                                 --------    --------
   Net deferred tax assets...................................    $ 14,931    $  6,520
                                                                 ========    ========

      At December 31, 1999, the Company has tax credit carryforwards of approximately $17 million expiring through 2006.

      U.S. income taxes were not provided on a cumulative total of approximately $20 million and $17 million of undistributed earnings from foreign subsidiaries for the years ending December 31, 1999 and 1998, respectively. The Company intends to reinvest these earnings indefinitely in foreign operations. It is not practicable to estimate the income tax liability that might be incurred upon the remittance of such earnings.

NOTE 14.  EXTRAORDINARY ITEM

      During 1999, the Company repurchased $3.4 million of the Company's 5.875% subordinated convertible notes due in 2005 (the "notes") at 95.5% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $33,000, net of related income taxes of $23,000. During 1998, the Company repurchased $63.5 million of the face value of the notes at 88.4% of the principal amount, with accrued interest to the date of repurchase, and recognized an extraordinary gain of $3.5 million, or $0.09 per diluted share, net of related income taxes of $2.4 million.

NOTE 15.  ROYALTIES

      The Company is required to pay royalties based on a percentage of the net sales of products developed under certain development agreements. Royalty expense was $2,105,000 in 1999, $587,000 in 1998 and $1,960,000 in 1997.

NOTE 16.  SEGMENT INFORMATION, GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

      The Company evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and extraordinary items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Revenues are shown net of elimination of inter-segment revenues. This presentation is consistent with the Company's internal presentation of financial information to management

      SEGMENT PROFIT AND ASSETS

                                                             YEARS ENDED DECEMBER 31,

  (In thousands)                                        1999           1998           1997
  ------------------------------------------------- -------------- ------------- ---------------
  Revenues:
    Semiconductor...............................     $  222,148     $  209,082     $  218,252
    DiviCom.....................................        185,500        142,715        118,760
                                                     ----------     ----------     ----------
  Consolidated net revenues.....................     $  407,648     $  351,797     $  337,012
                                                     ==========     ==========     ==========
  Income from operations:
    Semiconductor...............................     $   41,382     $   33,113     $   38,648
    DiviCom.....................................         30,572         23,302         30,095
                                                     ----------     ----------     ----------
  Consolidated income from operations...........     $   71,954     $   56,415     $   68,743
                                                     ==========     ==========     ==========
  Segment assets:
    Semiconductor...............................     $  397,335     $  259,297     $  233,959
    DiviCom.....................................         98,974         83,874         70,149
                                                     ----------     ----------     ----------
  Consolidated net assets.......................     $  496,309     $  343,171     $  304,108
                                                     ==========     ==========     ==========
  Interest expense:
    Semiconductor...............................     $    1,431     $    3,782     $    5,619
    DiviCom.....................................            131             --             --
                                                     ----------     ----------     ----------
  Consolidated interest expense.................     $    1,562     $    3,782     $    5,619
                                                     ==========     ==========     ==========
  Interest income:
    Semiconductor...............................     $   10,352     $    5,789     $    3,941
    DiviCom.....................................            964          1,852            718
                                                     ----------     ----------     ----------
  Consolidated interest income..................     $   11,316     $    7,641     $    4,659
                                                     ==========     ==========     ==========
  Depreciation and amortization:
    Semiconductor...............................     $   12,919     $   19,138     $   13,925
    DiviCom.....................................          5,768          3,439          3,471
                                                     ----------     ----------     ----------
  Consolidated depreciation and amortization....     $   18,687     $   22,577     $   17,396
                                                     ==========     ==========     ==========
  Capital expenditures:
    Semiconductor...............................     $   13,462     $   12,867     $    7,918
    DiviCom.....................................          9,559          7,170          5,654
                                                     ----------     ----------     ----------
  Consolidated capital expenditures.............     $   23,021     $   20,037     $   13,572
                                                     ==========     ==========     ==========

      GEOGRAPHIC INFORMATION

      Revenues are broken out geographically by the ship-to location of the customer.

                                                      YEARS ENDED OR AS OF DECEMBER 31,
                             ----------------------------------------------------------------------------------
(In thousands)                        1999                          1998                        1997
---------------------------- ------------------------      -----------------------     ------------------------
                                               NET                          NET                          NET
                             REVENUES       PROPERTY      REVENUES        PROPERTY     REVENUES        PROPERTY
North America ..........    $   163,545     $ 34,113      $  132,513      $ 27,462      $ 119,575      $ 22,392
China ..................         83,531          127         120,348           155        123,100           122
Europe .................         69,416          956          42,441           629         31,464           174
Japan ..................         39,136          436          20,143           483         23,443           480
Other Asia .............         43,452          661          30,345           893         38,854           393
Rest of World ..........          8,568           --           6,007            --            576            --
                             ----------     --------      ----------      --------      ---------      --------
    Total ..............     $  407,648     $ 36,293      $  351,797      $ 29,622      $ 337,012      $ 23,561
                             ==========     ========      ==========      ========      =========      ========

      MAJOR CUSTOMERS

      During 1999 and 1998, no customer accounted for 10% or more of the Company's consolidated revenues. During 1997, one customer of the Company's semiconductor segment accounted for $67.7 million of the Company's consolidated revenues.

NOTE 17.  SUBSEQUENT EVENT

      On February 10, 2000, C-Cube and Thomson Multimedia S.A. ("Thomson"), a French Societe Anonyme, entered into a Securities Purchase Agreement (the "Agreement") whereby C-Cube will issue to Thomson 474,747 shares of common stock and a warrant exercisable for up to 949,494 shares of common stock at a price of $19.78 per share. The warrant expires in 2007 and becomes exercisable upon Thomson's satisfaction of certain conditions, including design wins incorporating C-Cube's silicon, and milestones based on revenues generated from the sale of the Company's products to Thomson. The Agreement is subject to customary closing conditions, including the spin-off of the semiconductor business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF C-CUBE MICROSYSTEMS INC.

      The following table lists the names, ages and positions held with the Registrant of all directors and executive officers of the Registrant as of December 31, 1999. Executive officers serve at the discretion of the Board of Directors. All directors hold office until the next annual or special meeting of stockholders or until their successors have been elected and qualified. There are no family relationships between any director or executive officer and any other director or executive officer of the Registrant.


   NAME                                   AGE                        POSITION
   ----                                   ---                        --------
   Alexandre A. Balkanski, Ph.D.........  39    President, Chief Executive Officer and Director
   Umesh Padval.........................  42    President, C-Cube Semiconductor
   Tom Lookabaugh, Ph.D.................  38    President, DiviCom
   Walt Walczykowski....................  48    Vice President, Finance and Chief Financial Officer
   Fred Brown...........................  55    Senior Vice President of Worldwide Sales
   Richard Foreman......................  45    Vice President, Chief Information Officer and Corporate
                                                    Secretary

   Donald T. Valentine (1)(2)...........  67    Director and Chairman
   Baryn S. Futa (1)....................  45    Director
   Donald McKinney......................  50    Director
   Gregorio Reyes (2)...................  58    Director
   T.J. Rodgers.........................  51    Director

   -------
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.



     Dr. Alexandre Balkanski co-founded the Company in July 1988 as Vice President. He served as Executive Vice President and Chief Operating Officer from February 1994 to July 1995. He has served as President and Chief Executive Officer since July 1995. He was elected to the Board of Directors in April 1993. Prior to co-founding C-Cube, Dr. Balkanski was the co-founder and President of Diamond Devices Inc., a semiconductor company specializing in the development of fast algorithms for signal processing. Dr. Balkanski currently serves on the board of directors of PMC-Sierra, Inc. Dr. Balkanski holds a B.A. in physics from Harvard College, and an M.S. in physics and a Ph.D. in business economics from Harvard University.

      Mr. Padval joined C-Cube as President of C-Cube's Semiconductor division in October 1998. He has over 15 years of broad management experience in the semiconductor industry. His management experience includes business unit, marketing, sales and engineering positions at VLSI Technology and Advanced Micro Devices. Prior to joining C-Cube, Mr. Padval served as Senior Vice President and General Manager of the Consumer Digital Entertainment division at VLSI Technology, Inc from May 1997 to October 1998. In this position he managed marketing, engineering, applications and operational aspects of the division which focused on providing solutions into global digital set-top box deployments. From August 1994 to May 1997, Mr. Padval served as Vice President and General Manager for VLSI's Computing Solutions division, which focused on the PC, workstation, mass storage and peripherals market. Before joining VLSI Technology, Mr. Padval worked for Advanced Micro Devices where he held variety of marketing and engineering positions. Mr. Padval currently serves on the board of directors of Elantec Semiconductor, Inc. Mr. Padval holds a bachelor of technology from Indian Institute of Technology in Bombay, an M.S. degree from Pennsylvania State University and an M.S. degree from Stanford University.

      Dr. Lookabaugh joined DiviCom as its Vice President of Research and Business Development in June 1993 and was named Vice President of Marketing in February 1996. From March 1997 to December 1997, Dr. Lookabaugh served as Senior

Vice President and General Manager. He was appointed President of DiviCom in December 1997. Prior to joining DiviCom, Dr. Lookabaugh spent five years with Compression Labs, Inc., where he assumed project management responsibility on the development of an MPEG-1 decoder for video on demand, and served as Executive Director of Research and New Business Technology. Dr. Lookabaugh has a Ph.D. in Electrical Engineering, an M.S. in Statistics, an M.S. in Engineering Management, and an M.S. in Electrical Engineering from Stanford University and a B.S. in Engineering Physics from the Colorado School of Mines.

      Mr. Walczykowski joined the Company as Corporate Controller in September 1995, bringing nineteen years of financial management experience. He was promoted to Vice President of Finance and Chief Financial Officer in July 1998. Prior to joining C-Cube, Mr. Walczykowski served from January 1989 to August 1995, as Corporate Controller for Zycad Corporation, a provider of technology and services to designers of integrated circuits and systems. Since starting his career at Arthur Young and Company in San Francisco, Mr. Walczykowski has held key positions at several Northern California high tech companies including Measurex, Dataproducts Corporation, Triad Systems and Friden Alcatel. Mr. Walczykowski holds an M.B.A. and a B.S. in Accounting from San Jose State University.

      Mr. Brown joined the Company in December of 1993 as Director of Asia Pacific Sales, and was named Vice President in November 1995. In May 1998, Mr. Brown was promoted to Vice President, Worldwide Sales and named Senior Vice President in November 1998. Prior to joining C-Cube, he spent eleven years at LSI Logic, most recently as Vice President, Asia Pacific Sales located in Hong Kong. Mr. Brown holds a BSEE degree from Carnegie Institute of Technology (now Carnegie Mellon University).

      Mr. Foreman joined the Company in November 1994 as Director of Information Technology. In January 1996 he was appointed Vice President, Chief Information Officer and Corporate Secretary. During 1994, Mr. Foreman was Vice President of the Intouch Group and an information systems consultant to Sybase Corporation. From April 1983 to January 1994, Mr. Foreman held management positions at Cypress Semiconductor, including Corporate Controller and Director of Information Systems. Mr. Foreman holds a B.S., with honors, in Mechanical Engineering from Villanova University, an M.S. in Systems Engineering from the University of Pennsylvania and an M.B.A.from the Wharton Graduate School.

     Mr. Valentine has served as Chairman of the Board of Directors since December 1992. He has been a General Partner of Sequoia Capital, a venture capital firm, since 1974. Mr. Valentine is also Chairman of the Board of Network Appliance, Inc. and Vice Chairman of the Board of Cisco Systems, Inc.

      Mr. Futa has served on the Board of Directors since February 1994. In July 1996, he founded MPEG LA, LLC, a company which was formed to provide licensing access to essential MPEG-2, Digital Video Broadcast (DVB) and IEEE 1394 intellectual property to users of those technologies, where he currently serves as Manager and Chief Executive Officer. From September 1988 to June 1996, he served as the Executive Vice President and Chief Operating Officer of Cable Television Laboratories, Inc., a research and development consortium of cable television system operators.

     Mr. McKinney has served on the Board of Directors since February 1997. Mr. McKinney, the founder of International Network Services, a network service provider, served as President and Chief Executive Officer and Director of International Network Services from its date of inception in August 1991 until January 1996, and has since served as Chairman of the Board and Chief Executive Officer until July 1998, when he chose to be its Chairman. Mr. McKinney served as the Vice President of Sales and Marketing of Electronics for Imaging Inc., a provider of hardware and software products for the digital color imaging market, from May 1989 to February 1991. Mr. McKinney was the founding Vice President of Sales, Marketing and Customer Service at Silicon Graphics, Inc. Later Mr. McKinney opened Silicon Graphics' international operations and subsequently was General Manager of its OEM Subsystems Division. Mr. McKinney worked for Silicon Graphics, Inc. from January 1982 to May 1987. Mr. McKinney has also served in various sales, management and consulting positions at Sequoia Capital, Chromatics and International Business Machines Corporation.

     Mr. Reyes has served on the Board of Directors since July 1992. Since August 1994, Mr. Reyes has been a private investor and management consultant. From September 1990 to August 1994, he served as Chairman and Chief Executive Officer of Sunward Technologies, Inc., a provider of rigid disk magnetic recording head products for the data storage industry. From March 1986 to August 1990, Mr. Reyes was Chairman and Chief Executive Officer of American Semiconductor Equipment Technologies. Since January 1995, Mr. Reyes has served as Chairman of the Board of Sync Research. Mr. Reyes also serves as a director of Diamond Multimedia and several privately-held companies.

      Mr. Rodgers has served on the Board of Directors since January 1994. He founded Cypress Semiconductor Corporation in 1983, where he currently serves as President, Chief Executive Officer and a director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock during fiscal year 1999 to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company for fiscal year 1998 and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Chief Executive Officer of C-Cube Microsystems and the four other most highly compensated executive officers of the Company as of December 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION             LONG-TERM
                                             -------------------------------------  COMPENSATION
                                                                      OTHER ANNUAL      AWARDS        ALL OTHER
   NAME AND PRINCIPAL POSITION     YEAR      SALARY       BONUS(1)    COMPENSATION    OPTIONS (#)   COMPENSATION
   ---------------------------     ----      ------       --------    ------------    -----------   ------------
Alexandre A. Balkanski.........    1999     312,500        346,500        7,200(2)      200,000           0
     President and Chief           1998     216,329        294,250        6,975(2)      200,000           0
     Executive Officer             1997     207,500         79,744        5,400(2)      400,000           0
Umesh Padval...................    1999     268,750        258,218            0         100,000           0
     President, Semiconductor      1998      55,929(3)     175,000            0         500,000           0
     Division
Tom Lookabaugh.................    1999     259,791       150,000             0         100,000           0
     President of DiviCom Inc.,    1998     232,814       142,906             0         210,600(4)        0
     a wholly-owned subsidiary     1997     180,000(5)     45,000             0         127,000(4)        0
     of the Company
Frederick Brown IV.............    1999     200,000         92,432        7,200(2)            0           0
     Senior Vice President,        1998     173,752(6)     205,557(7)     7,200(2)       95,000           0
     Worldwide Sales               1997     150,000(6)     101,992        7,200(2)      100,000           0
Richard Foreman................    1999     183,028        107,771            0          20,000           0
     Vice President, Chief         1998     172,500         88,275            0          20,000           0
     Information Officer and       1997     161,250         21,930            0          40,000           0
     Corporate Secretary

------

(1) The amounts shown under the Bonus column represents cash bonuses earned for the indicated fiscal years.

(2)  Consists of car allowances.

(3)  Mr. Padval was hired as President, Semiconductor Division in October 1998.

(4) Includes options granted to Mr. Lookabaugh's spouse, an employee of the Company, deemed to be beneficially owned by Mr. Lookabaugh.

(5) Mr. Lookabaugh has served as President of DiviCom Inc. since December 1997. Mr. Lookabaugh's compensation for the period prior to his appointment to President of DiviCom includes compensation he received while serving as Senior Vice President and General Manager of DiviCom from March 1997 to December 1997.

(6) Mr. Brown has served as Senior Vice President, Worldwide Sales since November 1998. Mr. Brown's compensation for the period prior to his appointment to Senior Vice President, Worldwide Sales includes compensation he received while serving as Vice President, Worldwide Sales from May 1998 to November 1998, and while serving as Vice President, Asia Pacific Sales for the period prior.

(7) Includes a retention bonus of $100,000, of which $50,000 will be vested on December 31, 1999 and $50,000 vested on December 31, 2000, provided Mr. Brown is an employee of the Company on those dates.

     The Company does not have employment contracts with any of the persons named in the Summary Compensation Table, or any defined benefit or actuarial plan under which benefits are determined primarily by final compensation or average final compensation and years of service.

STOCK OPTION GRANTS

     The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the year ended December 31, 1999 to the persons named in the Summary Compensation Table:


                        OPTION GRANTS IN LAST FISCAL YEAR

                                      INDIVIDUAL GRANTS IN FISCAL 1999
                            ------------------------------------------------------      POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                            % OF TOTAL                                      ANNUAL RATES
                                              OPTIONS                                      OF STOCK PRICE
                                             GRANTED TO     EXERCISE                      APPRECIATION FOR
                              OPTIONS        EMPLOYEES      OR BASE                        OPTION TERM (2)
                              GRANTED        IN FISCAL       PRICE     EXPIRATION
           NAME                 (#)            YEAR        ($/SH)(1)      DATE           5% ($)        10% ($)
          ------            ------------  -------------   ----------  ------------   -------------  -------------
Alexandre A. Balkanski...    200,000           4.1         19.1250     04/02/09        2,405,522      6,096,065
Umesh Padval.............    100,000           2.0         19.1250     04/02/09        1,202,761      3,048,032
Fredrick Brown IV........          0           0.0           --           --                   0              0
Tom Lookabaugh...........    100,000           2.0         19.1250     04/02/09        1,202,761      3,048,032
Richard Foreman..........     20,000           0.4         19.1250     04/02/09          240,552        609,606
------

(1) Options were granted at an exercise price equal to the fair market value per share of C-Cube's Common Stock as of the date of the grant.

(2) Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to date.

STOCK OPTION EXERCISES

     The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the year ended December 31, 1999, and unexercised options held as of December 31, 1999, by the persons named in the Summary Compensation Table:


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES
                                                                                           VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED              IN-THE-MONEY
                                                             OPTIONS AT 12/31/99          OPTIONS AT 12/31/99(2)
                                                          ---------------------------   ---------------------------
                              SHARES          VALUE
                            ACQUIRED ON     REALIZED                                    EXERCISABLE  UNEXERCISABLE
           NAME              EXERCISE        ($)(1)       EXERCISABLE   UNEXERCISABLE      ($)            ($)
          ------            ------------   ------------   -----------   -------------   -----------  --------------
Alexandre A. Balkanski...       249,352    10,510,731       697,733         526,667     28,547,554    20,575,846
Umesh Padval.............             0             0       133,334         466,666     6,260,447     21,802,053
Tom Lookabaugh (3).......         6,744       153,426       204,167         340,833     8,776,057     14,851,443
Frederick Brown IV.......             0             0       158,247         135,871     7,334,881      5,888,546
Richard Foreman..........             0             0       148,485          91,515     6,950,897      3,904,103
------

(1) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

(2) Based upon the market price of $62.25 per share, which was the closing price per share of Common Stock on the Nasdaq National Market on December 31, 1999, less the option exercise price payable per share.

(3) Includes options held by Mr. Lookabaugh's spouse, an employee of the Company, deemed to be beneficially owned by Mr. Lookabaugh.

LONG-TERM INCENTIVE COMPENSATION

      Grants of stock options are designed to align the interests of executive officers with those of stockholders. The size of these grants is generally set at a level which the Committee feels is in proportion with the role and responsibility of the executive, as well as his or her opportunity to affect the Company's performance, while also being sufficient to attract the executive to accept employment with the Company. The Committee makes additional awards based upon changes in job responsibility and annual performance reviews of each executive officer and will continue to grant future additional options on a case-by-case basis.

COMPENSATION OF DIRECTORS

     In May 1995, the Board of Directors established a standard compensation for members of the Board of Directors, whereby each director who is not an employee of the Company (an "Outside Director") receives an annual retainer of $12,000 plus $1,000 and reimbursement of reasonable travel expenses for each meeting of the Board of Directors attended. The Company does not pay additional amounts to directors for committee participation or special assignments of the Board of Directors.

     Directors who are not employees are also automatically granted nonqualified options to purchase C-Cube's Common Stock under the Company's 1994 Outside Directors Stock Option Plan (the "Directors Plan"). A total of 450,000 shares of Common Stock have been reserved for issuance under the Directors Plan. Each Outside Director holding office on the effective date of the Directors Plan who did not then hold an option to acquire shares of C-Cube's Common Stock received an option to purchase 40,000 shares of Common Stock on the effective date of the Directors Plan. Each person who is newly elected or appointed as an Outside Director after the effective date of the Directors Plan receives an option to purchase 40,000 shares of Common Stock on the day immediately following such initial election or appointment. Thereafter, each Outside Director generally receives an option to purchase 10,000 shares of Common Stock on each anniversary date. Options granted under the Directors Plan vest over four years and generally must be exercised within ten years. Shares of Common Stock underlying options granted under the Directors Plan vest at the rate of one-fourth (1/4) of the total number of shares of Common Stock underlying the option one year after the date of grant and one forty-eighth (1/48) of such shares on the last date of each full month thereafter until all of the shares of Common Stock underlying the option have vested. The exercise price of the options in all cases will be equal to the fair market value per share of the Common Stock on the date of grant.

CHANGE-IN-CONTROL ARRANGEMENTS

     The Company's stock option plans generally provide that in the event of a transfer of control of the Company, the Board of Directors will arrange with the surviving, continuing, successor or purchasing corporation, as the case may be (the "Acquiring Corporation"), to either assume the Company's rights and obligations under outstanding awards or substitute awards for the Acquiring Corporation's stock for such outstanding awards. Any awards which are neither exercised as of the date of the transfer of control nor assumed nor substituted by the Acquiring Corporation shall terminate effective as of the date of the transfer of control.

      SEVERANCE AGREEMENTS

      C-Cube Microsystems has in effect severance compensation agreements with the following individuals, the costs of which will be borne by the spun-off semiconductor business. These individuals will benefit from a change in control (which will occur upon the consummation of the Merger) as follows:

      Alexandre Balkanski's Management Retention and Consulting Agreement provides that upon a change of control preceded by the spin-off of C-Cube Microsystems' semiconductor business, if he is terminated other than for cause in the first twelve months, 100% of the unvested portion of all stock options he holds will automatically accelerate and become vested. Dr. Balkanski's agreement also provides that he will remain in a consulting position with the semiconductor business after the merger and will receive health, dental and vision benefits as a result.

      Umesh Padval's Management and Retention Agreement provides that upon a change of control, if he is terminated other than for cause in the first twelve months following the change of control, (i) 100% of the unvested portion of all stock options he holds will accelerate and become vested, (ii) he will continue to receive salary at the rate he received prior to his termination until the earlier of (a) one year from the date of termination, or (b) the date he commences full-time employment with another company, and (iii) he will continue to receive health, dental and vision benefits until the earlier of (a) one year from the date of termination, or (b) the date he commences full-time employment with another company.

      Rick Foreman's Management Retention Agreement provides that upon a change of control, if he is terminated other than for cause in the first twelve months following the change of control, (i) the unvested portion of all stock options he holds that would have vested in the subsequent six month period of time will accelerate and become vested, (ii) he will continue to receive a salary at the rate he received prior to his termination under the earlier of (a) six months from the date of termination, or (b) the date he commences full-time employment with another company, and (iii) he will continue to receive health, dental and vision benefits until the earlier of (a) six months from the date of termination, or (b) the date he commences full-time employment with another company.

OUTSIDE DIRECTORS OPTIONS

     All shares granted to C-Cube's outside directors under their respective stock option agreements accelerate upon a change in control which will occur upon consummation of the Merger with Harmonic.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee reviews and approves the compensation of C-Cube's executive officers and administers the Company's stock option and purchase plans. Donald T. Valentine and Gregorio Reyes served during the fiscal year ended December 31, 1999 as members of the Compensation Committee of the Board of Directors. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

                REPORT OF THE BOARD OF DIRECTORS AND COMPENSATION

                       COMMITTEE ON EXECUTIVE COMPENSATION

      The Compensation Committee of the Company's Board of Directors (the "Committee") has the exclusive authority to establish the cash compensation for all executive officers of the Company, including the Chief Executive Officer. The Committee also administers the Company's stock option and purchase plans and makes grants to executive officers under such plans. The Committee makes general recommendations regarding the plans to the Board and reviews grants to executive officers. The Committee and the Board consult with management and approve the compensation offered to newly hired executives at the time offers are made to them. Thereafter, on an annual basis at the time of each executive officer's performance review, the Committee and the Board meets to review and approve the compensation of each individual executive officer.

      The goals of the Committee and the Board are to:

     o attract, retain and motivate highly qualified employees and executive officers who contribute to the long-term success of the Company

     o align the compensation of executives with business objectives and performance

     o align incentives for executive officers with the interests of stockholders in maximizing stock value

      Through 1994, it had been the Committee's objective to provide compensation exclusively through fixed salaries and long-term stock-based incentive awards which serve to align the interests of the executive officers and stockholders. The Committee had set salaries at levels which, in the Committee members' experience, were at or below the median level for technology companies that are comparable to the Company in age, number of employees and revenue. Commencing with fiscal year 1995, the Committee and the Board adopted the Management and Key Employee Performance Bonus Plan which provides for an annual variable performance award payable in cash tied to specific measures of the Company's financial performance as well as individual performance based upon individual performance objectives. The Committee and the Board adopted this change in order to provide strong performance-based incentives.

      As a result of federal tax law, the Company is not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any fiscal year. No officer of the Company has received compensation in excess of $1 million to date. The Committee and the Board will continue to monitor this issue and will formulate a policy with respect to this limitation on deductibility if and when appropriate.

BASE SALARY AND BONUS

      For fiscal year 1999, the base salary of each executive officer was set based upon the results of the executive's performance review. Each executive is reviewed annually by the Chief Executive Officer and other members of management and given specific objectives, with the objectives varying based upon the executive's position and responsibilities and the specific objectives for that position for the coming year. At the next annual review, the management of the Company reviews the performance of the executive versus the objectives. The results of this review are then reported to the Compensation Committee along with management's compensation recommendation and the Committee then determines whether base salary should be adjusted for the coming year.

      The annual management bonus for each executive officer is a function of a target bonus multiplied by (1) a factor for the officer's performance, and (2) a factor for the Company's financial performance. Performance is measured on an annual basis. The target bonus for each officer is based upon his or her job responsibilities within the organization.

CHIEF EXECUTIVE OFFICER COMPENSATION

      The salary for the Company's President and Chief Executive Officer, Alexandre A. Balkanski, was $312,500 for fiscal year 1999. Dr. Balkanski was also given a bonus of $346,500 and granted options to purchase 200,000 shares. In making its decision, the Committee reviewed, in addition to the factors considered for each executive officer as described above, Dr. Balkanski's experience and significant contributions to the Company's performance during 1999, which include the Company's product expansion in the digital video marketplace and the continued growth of DiviCom's broadcast systems business. The Committee members also rely upon their experience with the compensation levels of similarly situated chief executive officers in determining Dr. Balkanski's total compensation and endeavor to keep his total compensation competitive within the Company's industry.

BOARD OF DIRECTORS                                      COMPENSATION COMMITTEE

Donald T. Valentine             T.J. Rodgers            Donald T. Valentine
Alexandre A. Balkanski          Baryn S. Futa           Gregorio Reyes
Gregorio Reyes                  Donald McKinney

                               COMPANY PERFORMANCE

     Set forth below is a line graph comparing the annual cumulative total return on the Company's Common Stock with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Electronic Components Index for the five years ended December 31, 1999. The graph assumes $100 was invested in each investment on December 31, 1994, and that dividends are reinvested. Historical results are not necessarily indicative of future investment returns.

                      COMPARISON OF CUMULATIVE TOTAL RETURN

      [C-CUBE MICROSYSTEMS INC., NASDAQ ELECTRONIC COMPONENTS STOCKS INDEX
              AND THE NASDAQ STOCK MARKET INDEX PERFORMANCE GRAPH]

                                         DECEMBER     DECEMBER     DECEMBER     DECEMBER      DECEMBER     DECEMBER
                                           1994         1995         1996         1997          1998         1999
                                        -----------  -----------  -----------  -----------   -----------  -----------
Nasdaq Stock Market (US)................   100          141          174          213           300          542
Nasdaq Electronics Components Stocks....   100          166          286          300           464          910
C-Cube Microsystems Inc.................   100(1)       658          389          178           286          655
------

(1) These results are adjusted for the Company's 2 to 1 stock split, effective December 19, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of February 4, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by C-Cube Microsystems to be the beneficial owners of more than 5% of the outstanding common stock of C-Cube Microsystems, (ii) each director of the Company, (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company as of December 31, 1999, whose salary and incentive compensation for the fiscal year ended December 31, 1999 exceeded $100,000, and (iv) all executive officers and directors of the Company as a group:

                                                                                   SHARES OWNED

                                                                      ---------------------------------------
                                                                         NUMBER OF             PERCENTAGE

FIVE-PERCENT STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS (1)           SHARES                OF CLASS
---------------------------------------------------------------
                                                                      ----------------       ----------------
FIVE-PERCENT STOCKHOLDERS:
Entities affiliated with J. & W. Seligman & Co. Incorporated (2)..        4,574,900               9.9%
   100 Park Avenue - 8th Floor
   New York, New York  10017

Capital Group International, Inc. (3).............................        2,646,110               5.7%
   11100 Santa Monica Blvd.-- 15th Floor
   Los Angeles, California  90025

DIRECTORS AND EXECUTIVE OFFICERS:

Alexandre A. Balkanski (4)........................................        1,302,141               2.8%
Donald T. Valentine (5)...........................................        1,129,083               2.4%
Tom Lookabaugh (6)................................................          304,579                 *
Frederick Brown IV (7)............................................          183,253                 *
Umesh Padval (8)..................................................          169,643                 *
Richard Foreman (9)...............................................          168,022                 *
T. J. Rodgers (10)................................................          142,613                 *
Walter Walczykowski (11)..........................................           82,730                 *
Baryn S. Futa (12)................................................           70,626                 *
Donald McKinney (13)..............................................           40,101                 *
Gregorio Reyes (14)...............................................           39,971                 *
All executive officers and directors as a group
     (11 persons) (15)............................................        3,632,762               7.9%
---------
* Represents less than 1%


(1) The persons named in this table have the sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the business address of each of the beneficial owners listed in this table is 1778 McCarthy Boulevard, Milpitas, California 95035.

(2) Based on a filing with the Securities and Exchange Commission dated October 7, 1999, reporting beneficial ownership as of October 7, 1999. This joint filing was made by J. & W. Seligman & Co. Incorporated (JWS) on behalf of Seligman Communications and Information Fund, Inc. (the Fund) and William
     C. Morris. The filing states that Mr. Morris is the owner of the majority of outstanding voting securities of JWS, and that JWS is the investment advisor to the Fund; therefore, the 4,574,900 shares held by JWS are deemed to be beneficially owned by Mr. Morris.

(3) Based on a filing with the Securities and Exchange Commission dated February 10, 2000, reporting beneficial ownership as of December 31, 1999, according to the Schedule 13G, Capital Group does not have investment power or voting power over any of the securities reported; however, Capital Group may be deemed to beneficially own such securities by virtue of Rule 13d-3 under the Act.

(4) Includes 764,400 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(5) Includes 44,168 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000. Mr. Valentine is a general partner of certain entities affiliated with Sequoia Capital and, therefore, may be deemed to beneficially own the 920,687 shares of Common Stock held by such entities. However, Mr. Valentine disclaims beneficial ownership of all such shares held by entities affiliated with Sequoia Capital, except those shares as to which he has a direct pecuniary interest.

(6) Includes 236,781 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(7) Includes 172,004 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(8) Includes 166,667 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(9) Includes 118,454 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(10) Includes 136,251 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(11) Includes 79,783 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(12) Includes 70,624 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(13) Includes 38,749 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(14) Includes 34,168 shares subject to options that are presently exercisable or will become exercisable within 60 days of February 4, 2000.

(15) Includes an aggregate of 1,862,049 shares subject to options that are presently exercisable or will become exercisable by all executive officers and directors as a group within 60 days of February 4, 2000, including those shares listed in footnotes 3-14.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company granted a nonqualified stock option to Donald T. Valentine in February 1993 but through an oversight, failed to deliver the option to Mr. Valentine in a timely manner. As a result, Mr. Valentine incurred less favorable tax consequences when he exercised the option than he would have incurred had the option been timely issued by the Company and exercised immediately thereafter by Mr. Valentine. The Company, however, gained from this oversight by receiving a tax benefit. To rectify this matter, in June 1994, the Company entered into a tax agreement with Mr. Valentine pursuant to which the Company
(i) made payments to Mr. Valentine of $192,267, the amount necessary to compensate him for the adverse tax consequences, (ii) guaranteed a loan from a bank to Mr. Valentine in the amount of $279,647 and (iii) made payments to Mr. Valentine in an amount sufficient to compensate Mr. Valentine for the interest thereon (approximately $24,000 in 1998). The results of this arrangement have not adversely affected the Company's cash flow, and the Company believes that overall consequences of this arrangement to the Company's financial performance in any period were not significant.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 28 of this Form 10-K.

     (2) Financial Statement Schedule - See Index to Consolidated Financial Statements and Financial Statement Schedule at page 28 of this Form 10-K.

     (3)    Exhibits-See Exhibit Index at page 60 of this Form 10-K.

     (b)    Reports on From 8-K

            On October 29, 1999, C-Cube filed a report on Form 8-K relating to changes in control of registrant with forward-looking statements relating to the fourth quarter of 1999 and the first quarter of 2000, as presented in a press release dated October 27, 1999.

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION

   3.1      Restated Certificate of Incorporation filed June 30, 1994. (3)
   3.2      By-Laws (1)
   4.1      Specimen of Common Stock Certificate. (1)
   4.2 Restated Registration Rights and Shareholder Rights Agreement dated December 18, 1992. (1)
  10.1      Form of Indemnity Agreement for directors and officers. (1)
  10.2      1994 Employee Stock Plan and form of agreement thereunder. (1)
  10.3 1994 Outside Directors Stock Option Plan and form of agreement thereunder. (1)
  10.4      1994 Employee Stock Purchase Plan. (1)
  10.5      1990 Stock Plan and forms of agreements thereunder. (1)
  10.6      Employee Stock Option Plan and form of agreements thereunder. (1)
  10.7 Series A Preferred Stock Purchase Agreement dated July 25, 1988 and January 20, 1989. (1)
  10.8 Series B Preferred Stock Purchase Agreement Dated October 1989, January 26, 1990 and May 30, 1990. (1)
  10.9 Series C Preferred Stock Purchase Plan Agreements dated March 15, 1991, December 16, 1991 and December 18, 1992. (1)
  10.10     Common Stock Purchase Agreement dated December 18, 1992. (1)
  10.11 Loan and Security Agreement and Promissory Note with Comerica Bank-- California dated December 27, 1993. (1)
  10.12 Joint Venture Agreement dated July 11, 1990 and First Amendment to and Restatement of Joint Venture Agreement dated December 18,
            1992 with Kubota Corporation. (1)
  10.13 Strategic Relationship Agreement dated July 5, 1988, First Amendment to and Restatement of Strategic Relationship Agreement dated
            July 11, 1990 and Second Amendment to and Restatement of
            Strategic Relationship Agreement dated December 18, 1992 with
            Kubota Corporation and Kubota C-Cube, Inc. (1)
  10.14 Stock Exchange Agreement and License and Purchase Agreement each dated December 18, 1992, with Kubota Corporation and Kubota
            C-Cube, Inc. (1)
  10.15     Warrant Agreement dated December 18, 1992 with Kubota
            Corporation.(1)
  10.16 Financial Support Agreement dated December 18, 1992 and form of Amendment to Financial Support Agreement with Kubota
            Corporation and Kubota C-Cube, Inc. (1)
  10.17 Agreement Regarding Collateral dated December 20, 1993 with Kubota Corporation. (1)
  10.18(2) Letter of Intent dated December 15, 1992 with Advanced Micro Devices, Inc. (1)
  10.19(2) Technology License and Wafer Foundry Agreement dated December 22, 1992 with Texas Instruments Incorporated. (1)
  10.20(2) Development Agreement and Agreement on CL450A Procurement, each dated June 30, 1993 and Amended Agreement on CL450A Procurement dated September 1, 1993 with Victor Company of Japan, Limited.(1)
  10.21     Secured Promissory Note dated February 17, 1993 by William J.
            O'Meara. (1)
  10.22     Secured Promissory Note dated October 21, 1993 by James G. Burke.(1)
  10.23 Standard Industrial Lease -- Multi-Tenant dated August 1991 with San Bernardino County Employees Retirement Association, as amended October 19, 1992, January 8, 1993, June 15, 1993 and December 9, 1993. (1)
  10.24 Oxford Financial Services Corporation Master Lease Agreement dated as of May 31, 1994. (3)
  10.25     Agreement dated June 29, 1994 with Donald T. Valentine. (3)

  10.26 Revolving Credit Loan Agreement with Comerica Bank-California dated August 18, 1994. (4)
  10.27(2) Manufacturing and Sales Agreement between C-Cube Microsystems Inc. and Matsushita Electronics Corporation. (6)
  10.28     Sublease agreement with Atari Games Corporation dated October 4,
            1995. (7)
  10.29 Agreement and Plan of Merger By and Among C-Cube Microsystems Inc., MCT Acquisition Corporation, Media Computer
            Technologies, Inc., Dhimant Bhayani and Hemant Bhayani dated November 17, 1995. (8)
  10.30     Supplemental Stock Option Plan. (9)
  10.31     Amendment to Revolving Credit Loan Agreement dated January 3,
            1996. (9)
  10.32(2) Option Agreement dated May 18, 1996 with Taiwan Semiconductor Manufacturing Co., Ltd. (10)
  10.33 Form of Affiliate Agreement among C-Cube Microsystems, Inc., SAGEM S.A., SAGEM International S.A., Tregor Electronique S.A., and Iena International S.A. dated as of May 28, 1996. (11)
  10.34 Form of Affiliate Agreement among C-Cube Microsystems Inc., DiviCom Inc. and certain stockholders of DiviCom Inc. (11)
  10.35 Form of Voting Agreement among C-Cube Microsystems Inc., SAGEM S.A, SAGEM International S.A. Tregor Electronique S.A. and Iena International S.A. dated as of May 28, 1996. (11)
  10.36     Lease agreement with Callahan-Pentz Properties dated July 9,
            1996. (12)
  10.37     Sublease agreement with LSI Logic Corporation dated January 8,
            1997. (13)
  10.38 Amendment to Option Agreement dated May 30, 1997 with Taiwan Semiconductor Manufacturing Co., Ltd. (14)
  10.39 Amendment to Lease Agreement with APT-IND/APTS Realty, Inc. dated September 2, 1997. (15)
  10.40 Amendment to Loan Agreement with Comerica Bank-California dated October 10, 1997. (15)
  21.1      Subsidiaries of the Registrant.
  23.1      Consent of Independent Auditors.
  27.1      Financial Data Schedule.

 -----------
     (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-1 filed March 4, 1994, as amended (File No. 33-76082)
     (2) Confidential treatment has been granted as to a portion of this Exhibit.
     (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 5, 1994 (File No. 000-23596)
     (4) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed October 28, 1994 (File No. 000-23596)
     (5) Confidential treatment has been requested as to a portion of this Exhibit.
     (6) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 21, 1995 (File No. 000-23596)
     (7) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K filed November 14, 1995 (File No. 000-23596)
     (8) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 15, 1996 (File No. 000-23596)
     (9) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 10, 1996 (File No. 000-23596)

    (10) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 9, 1996 (File No. 000-23596)
    (11) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 filed August 8, 1996, as amended (File No. 33-06653)
    (12) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 13, 1996 (File No. 000-23596)
    (13) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 15, 1997 (File No. 000-23596)
    (14) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed December 22, 1998, as amended (File No. 000-23596)
    (15) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 14, 1997 (File No. 000-23596)
    (16) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K filed March 27, 1998 (File No. 000-23596)
    (17) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 15, 1998 (File No. 000-23596)
    (18) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 14, 1998 (File No. 000-23596)
    (19) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 16, 1998 (File No. 000-23596)
    (20) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-K405 filed March 23, 1999 (File No. 000-23596)
    (21) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed May 14, 1999 (File No. 000-23596)
    (22) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed August 13, 1999 (File No. 000-23596)
    (23) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 8-K filed October 29, 1999 (File No. 000-23596)
    (24) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to Registrant's Form 10-Q filed November 12, 1999 (File No. 000-23596)

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                   C-Cube Microsystems Inc.
                                                          (Registrant)

Dated:     April 27, 2000            By:    /s/  Alexandre A. Balkanski, Ph.D.
        -----------------------          --------------------------------------
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


           SIGNATURE                             TITLE                    DATE
           ---------                             -----                    ----

/s/ Donald T. Valentine                      Director and
   (DONALD T. VALENTINE)                Chairman of the Board        April 27, 2000


                                               President,
/s/ Alexandre A. Balkanski, Ph.D.       Chief Executive Officer
   (ALEXANDRE A. BALKANSKI, PH.D.)           and Director
                                     (Principal Executive Officer)   April 27, 2000

                                      Vice President, Finance
/s/ Walt Walczykowski               and Chief Financial Officer
   (WALT WALCZYKOWSKI)               Principal Financial and
                                         Accounting Officer)         April 27, 2000

/s/ Gregorio Reyes                             Director              April 27, 2000
   (GREGORIO REYES)

/s/ T.J. Rodgers                               Director              April 27, 2000
   (T.J. RODGERS)

/s/ Baryn S. Futa                              Director              April 27, 2000
   (BARYN S. FUTA)

/s/ Donald McKinney                            Director              April 27, 2000
   (DONALD MCKINNEY)


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of C-Cube Microsystems Inc.:

      We have audited the consolidated financial statements of C-Cube Microsystems Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 20, 2000. Our audits also included the consolidated financial statement schedule of C-Cube Microsystems Inc., listed in the Index at Item 14(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

San Jose, California
January 20, 2000



                                                                                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    ADDITIONS
                                                           --------------------------
                                            BALANCE AT      CHARGED TO  CHARGED TO       DEDUCTIONS        BALANCE
                                            BEGINNING        COSTS AND    OTHER             FROM           AT END
   (In thousands)                           OF PERIOD        EXPENSES    ACCOUNTS         RESERVES       OF PERIOD
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:

     Sales returns allowance.............    $ 13,124         $ 2,439     $    --          $  8,798        $ 6,765
     Allowance for doubtful accounts.....       3,910             300          --                --          4,210
     Warranty............................       1,558              97          --               348          1,307

YEAR ENDED DECEMBER 31, 1998:

     Sales returns allowance.............     $ 6,740         $12,553     $    --          $  6,169        $13,124
     Allowance for doubtful accounts.....       3,435             479          --                 4          3,910
     Warranty............................       1,573             316          --               331          1,558

YEAR ENDED DECEMBER 31, 1997:

     Sales returns allowance.............     $11,529         $ 3,297     $    --          $  8,086        $ 6,740
     Allowance for doubtful accounts.....       2,563           1,010          --               138          3,435
     Warranty............................       1,859             547          --               833          1,573
